Form 10QSB
period 1995-09-30
US FLYWHEEL SYSTEMS INC
filed 1996-07-24
CIK 928958

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended:    September 30, 1995


       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 0-24736


  Famous Sam's Group, Inc., f/k/a U.S. Flywheel Systems, Inc.
(Exact name of small business issuer as specified in its charter)

                              Colorado
                                                  88-0361701
     (State or other jurisdiction of
                                (I.R.S. employer
     incorporation or organization)
                          identification number)

   4221 E.  Pontatoc Canyon Dr., Tucson, Arizona
                                85718
            (Address of principal executive offices)
                                      (Zip Code)


Issuer's telephone number, including area code:     (520) 577-6611


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter
period that the registrant was required to file such reports), and
(2) has been subject to such filing
requirements for the past 90 days.  Yes     X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 15, 1996, there were approximately 33,000 shares outstanding.

              HALLIBURTON, HUNTER & ASSOCIATES, P.C.
                  Certified Public Accountants





To the Board of Directors and Shareholders
Famous Sam's Group, Inc., f/k/a U.S. Flywheel Systems, Inc.

We have audited the accompanying balance sheets of Famous Sam's Group, Inc., f/k/a U.S. Flywheel
Systems, Inc. (a development stage company) as of December 31 1995, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of
Famous Sam's Group, Inc., f/k/a U.S. Flywheel Systems, Inc. (a development stage company), as of
December 31, 1994, and 1993 were audited by other auditors whose report dated May 5, 1995, expressed an unqualified opinion on these statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement-presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Famous Sam's
Group, Inc., f/k/a U.S. Flywheel Systems, Inc., (a development stage company), as of December 31, 1995, and December 31, 1994, and the results of its operations and cash flows for the three years ended December 31, 1995.

/s/ Halliburton, Hunter & Associates, P.C.




Littleton, Colorado
July 22, 1996

I.  PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements


  FAMOUS SAM'S GROUP, INC., F/K/A, U.S. FLYWHEEL SYSTEMS, INC.
                 (a development stage company)

                         BALANCE SHEETS


                      September 30, 1995        December 31, 1994

(unaudited)

ASSETS:

Current Assets           $     -0-                       $ 939
Other Assets             $    -0-

          Total Assets   $      -0-                       $  939

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
   Accounts payable      $  37,076                   $ 16,077
   Due to shareholders         -0-                       11,707
   Accrued interest payable    -0-                        1,262

    Total Current Liabilities:$ 37,076                $ 29,046

Stockholders' Equity
   Common stock, no par value,
   12,010,000 shares issued and
    outstanding              3,724,323                 3,724,323
Deficit accumulated during
    development stage       (3,761,399)              (3,752,430)

      Total Liabilities and
       Stockholders' Equity
       (Deficit)               -0-                    $     939





The accompanying notes form an integral part of these statements.

  FAMOUS SAM'S GROUP, INC., F/K/A, U.S. FLYWHEEL SYSTEMS, INC.
                 (a development stage company)


                    STATEMENT OF OPERATIONS


                    Three months ended   Nine months ended
                      September 30,         September 30,
                       (Unaudited)           (Unaudited)
                  1995           1994   1995           1994

Revenues         -----          -----  -----           -----

Expenses         -----         34,451  26,554         34,451

Gain from sale
   of assets    -----          100,000  -----        100,000

Provision for
   Income Taxes -----          -----    -----         -----

Net Gain (Loss)  -----          65,549 (26,554)      65,549

Net Gain (Loss)
   per common
    share        $   *            *        *            *

Weighted
  average
    shares   12,010,000      12,010,000 12,010,000   12,010,000


* - Less than $.001 per share.
















The accompanying notes form an integral part of these statements.

  FAMOUS SAM'S GROUP, INC., F/K/A, U.S. FLYWHEEL SYSTEMS, INC.
                 (a development stage company)


                    STATEMENT OF CASH FLOWS



                               Nine Months Ended September 30
                                         (Unaudited)
                                   1995                1994

Cash Flows Provided (Used) by
     Operating activities:
     Net Loss (Gain)           $( 8,030)            $(34,451)
     Increase in due
      from affiliate             ---                 (45,579)
     Increase in accounts
      payable                     8,030                1,937
     Increase in interest
      payable                      -0-                  ---
     Net cash flows provided
      (used) by
       operating activities   $(    -0-)            $(78,093)

Cash Flows Provided by Investing Activities:
     Sales of assets              ---               $100,000
     Interest earned              ---                  ---
     Net cash flows provided by
     investing activities         ---                  ---

Cash Flows Provided by Financing Activities:
     Increase in amounts
      due shareholders        $   -0-                $(4,901)
     Net cash flows provided
      by financing activities $   -0-                $(4,901)

Increase (Decrease) in cash:  $  ---                 $15,406

Cash at beginning of the period:$ ---                $    18

Cash at end of period:        $     ---              $15,424









The accompanying notes form an integral part of these statements.



  FAMOUS SAM'S GROUP, INC., F/K/A, U.S. FLYWHEEL SYSTEMS, INC.
                 (a development stage company)

                                                      Notes to
Financial Statements

   (Unaudited)

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial condition of registrant have been included, and the disclosures are adequate to make the information presented not misleading.

Note 1. A summary of significant accounting policies is currently on file with the U.S. Securities and Exchange Commission in registrant's Form 10SB.

Note 2. The loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Note 3. Registrant has not declared or paid dividends on its common shares since inception.

Note 4. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 5. Income taxes have not been provided for in that registrant has not had a tax liability from inception to the date of these notes.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of
Operations

Liquidity and Capital Resources

The Company, previous to 1994, operated solely as a research and development facility. Since
October, 1993, the Company has merely held a minority stake in the Partnership. The Company has had no income since 1994 from any source whatsoever. For the 1994 fiscal year, the Company realized $100,000 in income from the sale of a portion of its Partnership interest to CII and in 1993 realized $500,000 in income from the sale of its flywheel technology and licenses to the Partnership.
The Company, in spite of the foregoing, has had no liquidity from any source whatsoever since 1994, because it transferred the proceeds from the foregoing transfer and sale, approximately $600,000, to its former parent, Sunbird Technologies. As a result, the Company became delinquent in payments to its creditors, one of whom sued for payment and obtained a judgement. During 1996 a change of control occurred, and the new control group provided a capital infusion which satisfied or otherwise provided for the payment in full of all obligations of the Company. It is believed by management that the closing with Famous Sam's, which is discussed below and is not assured, will subsequently allow for liquidity to the Company from its relationship with the new subsidiary.

 Results of Operations

Famous Sam's Group, Inc., formerly known as U.S. Flywheel Systems, Inc. (the "Company"), currently has no operations and no assets.

On April 24, 1996, the Company held a special meeting of its board of directors (the "Board of
Directors"), with all directors being in attendance. The purpose of the meeting was to (i) discuss and take action on all corporate matters which had taken place since the date of the last meeting of the board, including the filing of all delinquent reports by the Company with the U.S. Securities and Exchange Commission (the "Commission"), (ii) appoint independent Certified Public Accountants to audit the books and records of the Company for the year ended December 31, 1995, (iii) discuss the financial condition of the Company and implement an appropriate course of action and (iv) discuss all other matters then pending before the Company. At the meeting, the Board of Directors adopted a new plan of business for the Company, that being to divest itself of all of its current assets and liabilities and then begin a search for a new business opportunity. In order to implement this new plan of business, however, the Board of Directors had to implement a number of curative measures. First, a trust was established effective as of March 31, 1996, and all assets and liabilities of the Company as of the close of business on April 23, 1996, were transferred into this trust. The beneficiaries of the trust were and remain all shareholders of the Company as of the close of business on April 23, 1996, which was the date of notice to the shareholders and the notification of the appropriate regulatory authorities. The administrators of the trust were appointed by the Company. Secondly, an attorney was engaged to assist in the renegotiation and satisfaction of debts, general corporate matters and the filing of all delinquent reports with the Commission. Thirdly, a new auditor was engaged to audit the books and records of the Company for 1995, prepare and file the 1994 and 1995 federal and state income tax forms and compile the financial information necessary for the filing of the final quarter of 1995 and the first quarter of 1996 report by the Company with the Commission. Finally, a firm was engaged to disseminate information to the public, attract firms to begin a public market for the Common Stock and provide advice on such other financial matters as may have presented themselves from time to time. The foregoing curative matters resulted in the expenditure of approximately
$20,000, of which $15,000 was paid through the issuance of 20,000,000 pre-split shares of Common
Stock, which resulted in a change of control of the Company. The Company is now current in this reports with the Commission, all tax filings have been made with the appropriate federal and state agencies, all information concerning the foregoing has been disseminated to the public and market makers have undertaken to begin making a market in the Common Stock. Finally, all assets of the Company have been transferred to trust for the benefit of all shareholders prior to the change in control of the Company and all liabilities of the Company satisfied through a capital infusion from the new control group.

In May, 1996, the Company entered into a letter of intent with Famous Sam's Franchise Corporation, an Arizona corporation ("Famous Sam's"), which was followed by a formal agreement (the
"Reorganization Agreement"). Pursuant to the Reorganization Agreement, the Company agreed to acquire all of the outstanding capital stock of Famous Sam's in exchange for 700,000 post-split shares of Common Stock. Prior to closing under the Reorganization Agreement, the Company has been required to (i) change its name, (ii) change its domicile, (iii) reverse split its Common Stock, (iv) bring itself current in the filing of reports with the Commission,
(v) file all the reports required by
federal and state regulatory and taxing authorities, (vi) transfer all assets in trust for the benefit of its shareholders and (vii) satisfy all liabilities. On May 31, 1996, the Company change its name to Famous Sam's Group, Inc., and its domicile to Nevada, and reverse split its Common Stock on a one for one thousand (1:1,000) basis, which left approximately 33,000 post-split shares outstanding.
Previously, on April 24, 1996, the Company transferred all of its assets in trust for the benefit of its shareholders as of the close of business on April 23, 1996. All liabilities of the Company were either satisfied or fully provided for by the infusion of cash in the from of a capital contribution from its current control group. Finally, the Company satisfied all conditions pertaining to it under the Reorganization Agreement concurrent with the filing of this and other reports with the Commission.

Famous Sam's, under the Reorganization Agreement, has been required to either produce a balance sheet as of a recent date showing that, after closing, the Company, on a consolidated basis with
Famous Sam's, has assets of $4,000,000 or more and a net tangible book value of at least
$2,000,000, or, in the alternative, produce a business plan which will reasonably allow for the foregoing within one year after closing. The latter of these alternative conditions had been provided for by the date of this report. Famous Sam's was further required under the Reorganization
Agreement to provide audited and unaudited financial statements allowing for compliance by the
Company following closing with the rules and regulations of the Commission. These had also been provided by the date of this report; thus, closing under the acquisition agreement is estimated by management of the Company to occur forthwith.

Famous Sam's is engaged in the business of franchising a bar and restaurant concept known as
"Famous Sam's." The operations of this company are principally centered in Arizona at the present time.

                  PART II - OTHER INFORMATION

Item 1.  Litigation

The Company was sued and a judgment obtained by its former law firm for non-payment of fees and expenses in a California court. Provision has now been made to satisfy the judgment and obtain a release. Other than the foregoing, no material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management's knowledge) is a party or to which the property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.

Item 2.  Change in Securities

This item is not applicable to the Company for the period covered by this report.

Item 3.  Defaults Upon Senior Securities

This item is not applicable to the Company for the period covered by this report.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no meetings of security holders during the period covered by this report; thus, this item is not applicable.

Item 5.  Other Information

There is no additional information which the Company is electing to report under this item at this time.

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the period covered by this report.
                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of July, 1996.

FAMOUS SAM'S GROUP, INC.
(Registrant)

By:  /s/ Robert D'Alesio
     Robert D'Alesio, President
        and Chief Executive Officer



By:  /s/ Robert D'Alesio
     Robert D'Alesio, Chief Financial
        and Accounting Officer and Treasurer



                      *   *   *   *   * *