Form 10KSB
period 1995-12-13
US FLYWHEEL SYSTEMS INC
filed 1996-07-24
CIK 928958

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 1995



         OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 0-24736

  Famous Sam's Group, Inc., f/k/a U.S. Flywheel Systems, Inc.
      (Exact name of registrant as specified in its charter)

      Nevada                                   88-0361701
     (State or other jurisdiction of      (I.R.S. employer
   incorporation or organization)      identification number)


   4221 East Pontatoc Canyon Drive, Tucson, Arizona    85718
           (Address of principal executive offices) (Zip Code)



Registrant's telephone number, including area code:     (520)
577-6611

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, $.001 Par Value
                        (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes    X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K. [    ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: There is presently no market in registrant's stock; thus, there is no market value.

Registrant had no revenues during fiscal 1995.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of July 15, 1996, there were approximately 33,000 shares outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated: None.

Item 1.  Description of Business.

Famous Sam's Group, Inc., formerly known as U.S. Flywheel Systems, Inc. (the "Company"), currently has no operations and no assets. The Company was incorporated in California on March 5, 1990, as a subsidiary of Sunbird Technologies, Inc., a Utah corporation ("Sunbird Technologies"), for the purpose of developing technologies related to flywheels, which are devices that store and transmit kinetic energy. In June, 1991, the Company acquired three patents and a license relating to flywheel technology from Sunbird Technologies and its affiliates in exchange for 12,000,000 pre- May 31, 1996, reverse one for one thousand (1:1,000) split common shares of the Company ("Common Stock"). These shares of the Company were subsequently distributed to the shareholders of Sunbird Technologies.

In October, 1993, the Company, Costner Industries, Inc. ("CII"),
and
Jack C. and Steven E. Bitterly formed a California partnership (the "Partnership") for the purpose of developing, manufacturing and marketing flywheels. CII contributed $500,000 in cash to the Partnership, which then purchased for this amount the various
interests of the Company in its flywheel technologies.   CII also
agreed to contribute an additional $2,000,000 to the Partnership as needed to pursue its purpose. The Company then transferred the $500,000 which it had received from the foregoing sale to Sunbird Technologies. Although there is a promissory note in favor of the Company for this amount, management no longer believes the note to be collectable and, therefore, wrote the note off for financial accounting purposes in 1994. The initial interest of the Company in the Partnership of 21.27% was reduced to 12.92% in July, 1994, when CII paid the Company $100,000 for this interest. This amount was also transferred to Sunbird Technologies. CII and the Bittlerlys have until October 10, 1996, to exercise the options which they have to purchase further interests in the Partnership from the Company.

 Other than the sale of the technology of the Company to the Partnership and the subsequent sale of a portion of the interest of the Company in the Partnership, the Company has received no funds in regards of its flywheel technology, and the Company has not received or become entitled to any funds in respect of its Partnership interest.

On April 24, 1996, the Company held a special meeting of its board of directors (the "Board of Directors"), with all directors being in attendance. The purpose of the meeting was to (i) discuss and take action on all corporate matters which had taken place since the date of the last meeting of the board, including the filing of all delinquent reports by the Company with the U.S. Securities and Exchange Commission (the "Commission"), (ii) appoint independent Certified Public Accountants to audit the books and records of the Company for the year ended December 31, 1995, (iii) discuss the financial condition of the Company and implement an appropriate course of action and (iv) discuss all other matters then pending before the Company. At the meeting, the Board of Directors adopted a new plan of business for the Company, that being to divest itself of all of its current assets and liabilities and then begin a search for a new business opportunity.  In order to implement this new plan
of business, however, the Board of Directors had to implement a number of curative measures. First, a trust was established effective March 31, 1996, and all assets and liabilities of the Company as of the close of business on April 23, 1996, were transferred into the trust. The beneficiaries of the trust were and remain all shareholders of the Company as of the close of business on April 23, 1996, which was the date of notice to the shareholders and the notification of the appropriate regulatory authorities.
The
administrators of the trust have been appointed by the Company, which retains authority over their appointment and service. Secondly, an attorney was engaged to assist in the renegotiation and satisfaction of debts, to provide for various general corporate matters and to assist in the filing of all delinquent reports with the Commission. Thirdly, a new auditor was engaged to audit the books and records of the Company for 1995, prepare and file the 1994 and 1995 federal and state income tax forms and compile the financial information necessary for the filing of the third quarter of 1995 and the first quarter of 1996 report by the Company with the
Commission. Finally, a firm was engaged to disseminate information to the public, attract firms to begin a public market for the Common
Stock and provide advice on such other financial matters as may have presented themselves from time to time. The foregoing curative matters resulted in the expenditure of approximately $20,000, of which $15,000 was paid through the issuance of 20,000,000 shares of pre-split Common Stock, which resulted in a change of control of the
Company. The Company is now current in its reports with the Commission, all tax filings have been made with the appropriate federal and state agencies, all information concerning the foregoing has been disseminated to the public, and market makers have undertaken to begin making a market in the Common Stock. Further, all assets of the Company have been transferred to trust for the benefit of all shareholders prior to the change in control of the Company and all liabilities of the Company satisfied through a capital infusion from the new control group.

In May, 1996, the Company entered into a letter of intent with Famous Sam's Franchise Corporation, an Arizona corporation ("Famous Sam's"), which was followed by a formal agreement (the "Reorganization Agreement"). Pursuant to the Reorganization Agreement, the Company agreed to acquire all of the outstanding capital stock of Famous Sam's in exchange for 700,000 post-split shares of Common Stock. Prior to closing under the Reorganization Agreement, the Company was required to (i) change its name, (ii) change its domicile, (iii) reverse split its Common Stock, (iv) bring itself current in the filing of reports with the Commission,
(v) file all the reports required by federal and state regulatory and taxing authorities, (vi) transfer all assets in trust for the benefit of its shareholders and (vii) satisfy all liabilities. In furtherance of the foregoing, on May 31, 1996, the Company changed its name to Famous Sam's Group, Inc., and its domicile to Nevada, and reverse split its Common Stock on a one for one thousand (1:1,000) basis, which left approximately 33,000 shares outstanding.
Previously, on April 24, 1996, the Company transferred all of its assets in trust for the benefit of its shareholders as of the close of business on April 23, 1996. All liabilities of the Company have either been satisfied or fully provided for by the infusion of cash in the form of a capital contribution from its current control group. Finally, the Company satisfied all conditions pertaining to it under the Reorganization Agreement concurrent with the filing of this and other reports with the Commission.

Famous Sam's, under the Reorganization Agreement, was required to either produce a balance sheet as of a recent date showing that, after closing, the Company, on a consolidated basis with Famous Sam's, had assets of $4,000,000 or more and a net tangible book value of at least $2,000,000, or, in the alternative, produce a business plan which reasonably allowed for the foregoing within one year after closing. The latter of these alternative conditions had been provided for by the date of this report. Famous Sam's was further required under the Reorganization Agreement to provide audited and unaudited financial statements allowing for compliance by the Company following closing with the rules and regulations of the Commission. These had also been provided by the date of this report.

Famous Sam's is engaged in the business of franchising a bar and restaurant concept known as "Famous Sam's." The operations of this company are principally centered in Arizona at the present time.

Item 2.  Description of Property.

The Company, as of the date of this report, owned no real or personal property, tangible or intangible. Conversely, the Company had no liabilities which had not either been paid in their entirety or fully provided for. The executive offices of the Company are being provided free of charge by its attorney on a month-to-month basis. These offices are located at 4221 East Pontatoc Canyon Drive, Tucson, Arizona 85718. The telephone number at this address is (520) 577-6611.

Item 3.  Legal Proceedings.

The Company was sued and a judgment obtained by its former legal counsel in a California state court. Arrangements had been made as of the date of this report to satisfy the judgment in the full amount approximating $17,500 and to obtain the appropriate releases.
Other than the foregoing, no material legal proceedings to which the
Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management's knowledge) is a party or to which the property of the Company is subject is pending, and no such material proceeding is known by management of the Company to be contemplated.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no meetings of security holders during the period covered by this report; thus, this item is not applicable. The shareholders of the Company did, however, act by consent, as allowed by state law, on two separate occasions subsequent to the period covered by this report. These actions are described under Item 1, above.

Item 5.  Market for Common Equity and Related Shareholder Matters.

There is no market for the Common Stock since the security is not listed on any exchange and is not quoted or traded on the over-the-counter market. Currently, no broker maintains a position or deals in the Common Stock and no bid or asked prices are quoted in the pink sheets or any local newspaper.

On May 31, 1996, the Company effected a reverse one for one thousand
(1:1,000) capital share split. Concurrently, the authorized capitalization of the Company was increased to 10,000,000 common shares, $.001 par value per share, and 1,000,000 preferred shares, $.01 par value per share. As of July 15, 1996, there were approximately 33,000 shares of Common Stock issued and outstanding, which were held of record by approximately 2,217 shareholders.

The Company has paid no dividends on the Common Stock since inception and does not expect to pay dividends in the foreseeable future. There are, however, no restrictions on the payment of dividends.

Item 6.  Management's Discussion and Analysis of Financial
Condition
and Results of Operations.

Results of Operations

The Company, previous to 1994, operated solely as a research and development facility. Since October, 1993, the Company has merely held a minority stake in the Partnership. The Company had no income during 1995 from any source whatsoever. The Company had no revenue from operations during the fiscal years ended December 31, 1995, December 31, 1994 or December 31, 1993. During the 1994 fiscal year, the Company realized $100,000 in income from the sale of a portion of its Partnership interest to CII and in 1993 realized $500,000 in income from the sale of its flywheel technology and licenses to the Partnership.

The Company's expenses during the fiscal year ended December 31, 1995, were entirely administrative in nature. No meaningful comparison can be made to 1994 since the business of the Company during 1995 was merely to hold a minority stake in the Partnership and, during 1994, the Company was in the process of wrapping up the sale of its technology and licenses to the Partnership and the subsequent sale of a portion of its Partnership interest. Thus, during both years, the Company had no operations.

The Company's expenses during the fiscal year ended December 31, 1994, amounted to $611,754, of which $555,747 represented bad debt expense related to amounts due the Company from Sunbird Technologies. The remainder of the expenses related to administrative matters, matters pertaining to the sale of a portion of the Partnership interest of the Company to CII and the filing of reports and tax forms with the Commission and various other regulatory agencies. Expenses increased by $220,252 (56.3%) as compared to the fiscal year ended December 31, 1993, primarily as a result of the bad debt expense discussed above and the addition of $46,024 in legal and accounting fees related to the registration of the Company with the Commission and other transactions. The Company, however, had no expenses related to the amortization of the flywheel technology sold to the Partnership, as compared to amortization expense of $389,435 for the fiscal year ended December 31, 1993. The Company had a net loss of $511,689 for the 1994 fiscal year, as compared with a net loss of $2,518,499 for the 1993 fiscal year, of which $2,126,197 represented a one-time write-down in 1993 of the Company's intangible assets.

In October, 1993, the Company contributed substantially all of its assets to the Partnership in exchange for $500,000 and approximately
21.3% of the Partnership. Prior to this, management of the Company was unsuccessful in obtaining development capital for its flywheel technology. CII elected to spend more than $100,000 to evaluate the
Company's technology, and after several months of negotiations, management of the Company believed that the Partnership concept would provide the funding necessary for the development of the technology. Although the Company realized a $2,126,197 loss on the sale of these assets, management believed that the sale was in the best interests of the Company since the Company had been unable to secure other financing or development alternatives during a critical period in a competitive environment for flywheel technologies. The loss resulted from the write-down taken by the Company in recording the impairment to its intangible assets prior to transfer. This figure was calculated as the difference between the net book value of the patents prior to transfer. This figure was calculated as the difference between the net book value of the patents and license on the date of transfer ($2,626,197) and the amount realized from the sale ($500,000).

After selling a portion of its interest in the Partnership in July, 1994, the Company's primary asset was a 12.92% interest in the Partnership. Accordingly, during the twelve months ended December 31, 1995, the Company's plan of operation was limited to administrative functions.

Liquidity and Capital Resources

The Company had no source of liquidity during 1995. As a result, it became delinquent in payments to its creditors, one of whom sued for payment and obtained a judgement. During 1996, a change of control occurred, and the new control group provided a capital infusion which satisfied or otherwise provided for the payment in full of all obligations of the Company. It is believed by management that the closing with Famous Sam's, if such should occur, will subsequently allow for liquidity to the Company from its relationship with the new subsidiary.

The Company's liquidity during the years ended December 31, 1994, and December 31, 1993, was materially and adversely affected by research and development expenses and operating losses. As described in the Company's financial statements, the Company experienced total net losses of $3,030,188 for the two years ended December 31, 1994, including the $2,126,197 write-down of the Company's intangible assets prior to the transfer to the Partnership in October, 1993.

Compliance with Beneficial Ownership Reporting Rules

Section 16(a) of the Securities Act of 1934, as amended ("Exchange Act"), requires the executive officers and directors of the Company, and persons who beneficially own more than 10% of the Common Stock, to file initial reports of ownership and reports of changes in ownership with the Commission. These officers, directors and shareholders are also required to furnish the Company with copies of certain of these reports. Based solely on a review of copies of reports furnished to the Company during its fiscal year ended December 31, 1995, and thereafter, or written representations, if any, received by the Company from these persons that no other reports were required, the Company believes that, during 1995, all applicable Section 16(a) filing requirements were satisfied.

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




Littleton, Colorado
July 22, 1996
Item 7.   Financial Statements.


   FAMOUS SAM'S GROUP, INC., f/k/a, U.S. FLYWHEEL SYSTEMS, INC.
                  (a development stage company)



                        BALANCE SHEETS

ASSETS                                             December 31,
                                                 1995         1994
Current Assets:

 Cash                                             $-0-      $939
 Due from affiliate, net of allowance of
  $555,747 (Note 6)                                -0-       -0-
     Total Current Assets                          -0-       939


Other Assets:
     Investment in partnership (Notes 1 and 2)     -0-       -0-
          Total Assets                             -0-       939


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable (Note 5)                  37,076      16,077
     Due to shareholders (Note 3)                  -0-      11,707
     Accrued interest payable (Note 3)             -0-       1,262
          Total Current Liabilities              37,076     29,046


Shareholders' Equity (Deficit)
     Common Stock, no par value, authorized
       50,000,000 shares, 12,010,000 shares
       issued and outstanding                  3,724,323 3,724,323
  Deficit accumulated during the development
      stage                                  (3,761,399)(3,752,430)
     Total Shareholders' Equity (Deficit)       (37,076)   (28,107)
          Total Liabilities and Shareholders'
            Equity (Deficit)                       $-0-       $939


The auditors report and accompanying notes are an integral part of these statements.

               FAMOUS SAM'S GROUP, INC., f/k/a, U.S. FLYWHEEL
                         SYSTEMS, INC.
                  (a development stage company)



                         STATEMENTS OF OPERATIONS



                                   Years ended December 31

                                1995         1994        1993
Income
  Miscellaneous income        $    -0-       $   65       $ 65
  Sale of partnership
    interest (Note 1)              -0-       100,000     100,000
     Total income                  -0-       100,065     100,065

Expenses
  Amortization (Note 2)            -0-          -0-    1,094,126
  Bad debt expense (Note 6)        -0-      555,747     555,747
  Interest expense                 -0-        2,359       2,604
  Miscellaneous                  8,969          119       9,267
  Office expense                   -0-        5,082      10,666
  Professional fees                -0-      46,024       52,699
  Rent                             -0-          -0-       1,802
  Taxes and licenses               -0-        1,590       2,312
  Telephone                        -0-          833       1,275
  Travel                           -0-          -0-       1,569
     Total Expenses              8,969      611,754   1,732,067

Operating income (loss)         (8,969)    (511,689)   (391,502)

Write down of Asset to Net
  Realizable Value (Note 1)         -0-          -0- (2,126,197)

Income (Loss) Before Provision
  For Income Taxes               (8,969)    (511,689) (3,758,199)
  Provisions for Income Taxes        -0-          -0-       3,200

Net Income (Loss)                (8,969)    (511,689) (3,761,399)

Net Income (Loss) per share
  (Note 2)                          *           (.04)      (.21)

* - Less than $.01 per share.

The auditors report and accompanying notes are an integral part of these statements.
   FAMOUS SAM'S GROUP, INC., f/k/a,
                    U.S. FLYWHEEL SYSTEMS, INC.
                   (a development stage company)



                     STATEMENTS OF STOCKHOLDER'S EQUITY


                                                            Total
                          Common Stock     Accumulated      Equity
                       Shares       Amount   (Deficit)
(Deficit)

Balance at
   December 31, 1992 12,010,000 $3,724,323 $(722,242)    $3,002,081

Net loss for the
 year ended
  December 31, 1993    -0-        -0-    (2,518,499)  (2,518,499)


Balance at December
   31, 1993        12,010,000 3,724,323  (3,240,741)    483,582

Net loss for the
  year ended
  December 31, 1994    -0-        -0-    (511,689)     (511,689)

Balance at
   December 31, 1994 12,010,000 3,724,323  (3,752,430)   (28,107)

Net loss for the
 year ended
  December 31, 1995     -0-        -0-      (8,969)     (8,969)

Balance at
  December 31, 1995   12,010,000 $3,724,323 $(3,761,399)
$(37,076)











The auditors report and accompanying notes are an integral part of these statements.
   FAMOUS SAM'S GROUP, INC., f/k/a,
                     U.S. FLYWHEEL SYSTEMS, INC.
                (a development stage company)



                     STATEMENTS OF CASH FLOW


                                      Years Ended December 31,

                                   1995         1994        1993

Cash flows provided (used) by operating activities:


  Net (loss)                     $(8,969)    $(511,689)$(2,518,499)

Adjustments to reconcile
  net gain (loss) to net
  cash provided by
   operating activities:

     Amortization               -0-            -0-       389,435

 Gain on sale
  of partnership interest       -0-         (100,000)     -0-
  Write down of asset to
  net realizable value          -0-            -0-     2,126,197
   Decease (increase)
     in due from affiliate      -0-          510,541    (181,680)
   Increase (decrease) in
    accounts payable           8,030           8,708    (9,403)
   Increase (decrease) in
     franchise tax payable       -0-          (1,600)     800
   Increase in accrued
     interest payable            -0-            1,262    -0-

Net Cash Flows Provided (Used)
  by Operating Activities       (939)         (92,778) (193,160)

Cash Flows Provided (Used) by Investing Activities:
   Net proceeds from sale
    of assets (Note 1)         -0-            100,000   175,000

Cash Flows Provided by Financing Activities:
  Increase (decrease) in amounts
   due to the shareholders     -0-             (6,301)   18,008

Increase (Decrease) in Cash   (939)               921       152

Cash at the Beginning
  of the Period                939                 18         170

Cash at the End
  of the Period                -0-                 939         18











The auditors report and accompanying notes are an integral part of these statements.
   FAMOUS SAM'S GROUP, INC., f/k/a,
                    U.S. FLYWHEEL SYSTEMS, INC.
                (a development stage company)




STATEMENTS OF LOSS


                                    Years ended December 31
                                  1995         1994       1993

Noncash Transactions:

 Proceeds from sale of assets
   paid directly to affiliate     $-0-         $-0-    $325,000






























The auditors report and accompanying notes are an integral part of these statements.
   FAMOUS SAM'S GROUP, INC., f/k/a,
                     U.S. FLYWHEEL SYSTEMS, INC.

(a development stage company)

                                                           NOTES TO
FINANCIAL STATEMENTS



     December 31, 1995

1.  Organization and Business.

Organization - U.S. Flywheel Systems, Inc. ("Company"), was incorporated in California on March 5, 1990, as Sunbird Thermal Energy Products, and was previously a subsidiary of Sunbird Technologies, Inc., a Utah corporation ("Sunbird"). The Company was formed for the purpose of developing technologies related to composite fiber flywheels. Flywheels are devices which store and transmit kinetic energy for various commercial products. In June, 1991, the Company acquired three patents relating to a certain flywheel technology from Sunbird and other individuals affiliated with Sunbird in exchange for an aggregate of 12,000,000 shares of the Company's Common Stock. In addition, the Company acquired the exclusive worldwide license to manufacture, market and distribute a flywheel device developed by Sunbird.

Partnership Agreement - In October, 1993, the Company entered into a partnership agreement with Costner Industries, Inc., a California corporation ("CII"), to develop, manufacture and market flywheels based on the Company's and Jack and Steven Bitterlys' technology. The partnership was formed in California under the name of U.S. Flywheel Systems ("Partnership"). The Company sold all of its assets to the Partnership for $500,000 in cash and a 21.26% interest in Partnership profits. The net book value of the assets sold as of the date of the sale was $2,626,197. The Company then subsequently sold 8.34% of its Partnership interest for $100,000 in cash. As of December 31, 1995, the Company's interest in the Partnership was 12.92%.

Previous Ownership - Sunbird owned 80% of the outstanding common shares of the Company until the common stock of the Company was registered on a Form 10-SB effective October 24, 1994. At that time, Sunbird distributed its shares in the Company to the shareholders of Sunbird on a pro rata basis without further consideration. Based on a no action response from the Commission, the shares were distributed without registration under the Securities Act of 1933, as amended (the "1933 Act"). The Sunbird shareholders also received an information statement substantially complying with the requirements of Schedule 14C under the Securities
Exchange Act of 1934, as amended. Accordingly, the shares of the Company which were distributed to the Sunbird shareholders were not be "restricted" securities within the meaning of Rule 144(a)(3) under the 1933 Act.

Reorganization - Effective March 31, 1996, the assets and liabilities of the Company were transferred into an irrevocable liquidating trust. (See discussion in Note 7.) On April 24, 1996, the Company adopted a new plan of business to investigate and, if appropriate, capitalize such business opportunities as may from time to time present themselves. Effective May 31, 1996, the Board of Directors and shareholders of the Company approved the sale of all of the assets of the Company to Famous Sam's Group, Inc., a Nevada corporation, in a tax-free reorganization pursuant to the provisions of Section 368(c) of the Internal Revenue Code. (See discussion in Note 7.)

2.  Summary of Significant Accounting Policies.

Development Stage Company - The Company is considered to be a development stage company for financial reporting purposes since it had not generated significant operating income as of December 31, 1995.

Income Taxes - On January 1, 1992, the Company adopted SFAS No. 10-9, "Accounting for Income Taxes," which requires a liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis for assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

Income tax expense is provided on the income reported on the
statement of income.   The differences between book income and tax
income for tax purposes are insignificant and, therefore, the effect of adopting SFAS No. 109 on net income has not been recorded.

Amortization - The patents were sold in 1993 to the Partnership as discussed in Note 1. The patents and licenses had an original useful life of 17 years and were being amortized over the remaining life.

Per Share Information - Per share information is based on the weighted average number of common shares outstanding during the reporting period. Shares used in the calculations were 12,010,000 for 1995 and 1994.

Investment in Partnership - The investment in the Partnership would have been recorded under the cost method, but as of December 31, 1995, the Company did not have a capital interest in the Partnership.

3.   Due to Shareholders.

The Company previously had unsecured notes that bore interest at rate of 8% per annum with two of its shareholders. These notes were offset in the third calendar quarter of 1995 against amounts owed the Company by an affiliate of these shareholders, Sunbird, which had been written off for financial accounting purposes in 1994 due to the improbability of collection. The Company has been informed by its counsel that the legal right of set off pertains in this instance and that these notes are, therefore, unenforceable.

4.  Income Tax.

Through December 31, 1993, the Company filed consolidated federal tax returns with its previous parent, Sunbird, and filed a separate California tax return. In conjunction with the registration of the common stock of the Company in October of 1994, as discussed in Note
1, above, Sunbird distributed its shares of the Company to its shareholders. Consequently, the Company is no longer a subsidiary of Sunbird and, therefore, no longer files consolidated tax returns with Sunbird.

5.  Accounts Payable and Contingent Liabilities.

On May 6, 1996, the law firm of Jackson, Demarco and Peckenpaugh obtained a judgement against the Company in the amount of $17,339 for outstanding invoices on services rendered. The outstanding balance at December 31, 1995, is included in the accounts payable balance.

6.  Due from Affiliate.

As of December 31, 1994, the Company reserved $555,747, as an allowance against the $555,747 receivable due from Sunbird. As of December 31, 1995, this receivable is still considered uncollectible.

7.  Subsequent Events.

Issuance of Common Stock - The Board of Directors resolved on April 24, 1996, to issue 10,000,000 shares of fully paid and non-assessable shares of Common Stock in exchange for a flat fee of $7,500 to Mr. Mark S. Pierce for legal fees and costs and an additional 10,000,000 shares of fully paid and non-assessable shares of Common Stock in exchange for a flat fee of $7,500 to Financial Alchemy for various financial services. All of the shares issued to
Mr. Pierce and Financial Alchemy are "restricted" under Rule 144 and bear the appropriate legend.

Liquidating Trust - Effective March 31, 1996, the Company resolved to wind down its current operations and transfer all of its remaining assets and liabilities in trust for the benefit of its shareholders (the "Trust"). The Trust is governed under the laws of the State of Colorado and is irrevocable. The Trust terminates upon the sale or distribution of all assets held under the Trust and the satisfaction of all liabilities therefrom.

Reorganization - The Company, effective May 31, 1996, transferred all of its remaining assets and liabilities to Famous Sam's Group, Inc., Nevada corporation, in a tax-free reorganization pursuant to the provisions of Section 368(c) of the Internal Revenue Code. This reorganization allowed the Company to (i) change its domicile to Nevada, (ii) reverse split its capital structure on a 1:1000 basis with a subsequent and immediate increase in capitalization to 10,000,000 common shares ($.001 par value per share) and 1,000,000 preferred shares ($.01 par value per share) and (iii) change its name to Famous Sam's Group, Inc., all as approved by the shareholders on April 24, 1996, and as discussed above in Note 1.

Item 8.  Changes in and Disagreements with Accountants on
Accounting
and Financial Disclosure.

In May, 1996, the Company advised Caldwell, Becker, Dervin, Petrick & Company that it would not retain them as the independent accountant to audit financial statements of the Company as of and for the year ended December 31, 1995, because the Company had found an auditing firm whose costs for these services would be substantially less expensive. The Company had no disagreement with its former accountant on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused the accountant to make reference in its report upon the subject matter of the disagreement.
Further,
the former principal accountant's report on the financial statements did not contain an adverse opinion or a disclaimer of opinion or qualification as to audit scope or accounting principle. The decision to change accountants was approved by the full Board of Directors, which at that time had no audit or similar committee.




            PART III

Item 9.  Directors and Executive Officers of the Company.

The following table sets forth all current directors and executive officers of the Company, as well as their ages:


      NAME                       AGE                POSITION WITH
COMPANY *

Robert D'Alesio                  41                 Sole Director,
President, Chief Executive,

Financial and Accounting Officer, Treasurer


* No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.

The executive officers will hold office until the next annual meeting of shareholders and until his successor has been duly elected and qualified. The officers are elected by the Board of Directors at its annual meeting immediately following the shareholders' annual meeting and hold office until their death or until they earlier resign or are removed from office. There are no written or other contracts providing for the election of directors or term of employment of executive officers, all of whom serve on an
"at will" basis.

The Board of Directors currently consists of one member, Mr. Robert D'Alesio. The Company does not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The board will meet periodically throughout the year as necessity dictates. During 1995, the board had one meeting.

Executive Profiles

Mr. D'Alesio has been a private businessman in Denver, Colorado, during the last five years.

Item 10.  Executive Compensation.

No compensation was paid during 1995 to the Board of Directors or executive officers of the Company in their capacities as such.

Item 11.  Security Ownership of Management and Certain Others.

Based upon information which has been made available to the Company by its stock transfer agent, the following table sets forth, as of July 15, 1996, the shares of Common Stock owned by each current director, by directors and executive officers as a group and by each person known by the Company to own more than 5% of the outstanding Common Stock:

Title of Class               Name and Address           Number of
Shares      Percent of Class (1)
                                   of Beneficial Owner

Common Stock           Robert D'Alesio (2)                20,000

                     65%

Directors and Executive Officers as a Group              20,000

                    65%
 (one in number):

(1) Based on approximately 33,000 shares of common stock issued and outstanding on July 15, 1996.
(2) These shares are owned by a corporation which Mr. D'Alesio controls.

Item 12.  Certain Transactions.

No disclosure is required under this item.

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

3.1  Articles of Incorporation and Amendments (Nevada)
3.2  Bylaws (Nevada).
4.1  Specimen stock certificate.*
10.1 Partnership Agreement dated October 20, 1993, among the Company, Costner Industries, Inc., a California corporation, Jack Bitterly and Steve Bitterly.*
10.2 Asset Purchase Agreement dated October 20, 1993, among the Company, the Partnership, Jack Bitterly, Steve Bitterly, Bruce Swartout, U.S. Flywheel, Inc., a California corporation and Sunbird Technologies, Inc..*
10.3 U.S. Flywheel Systems Unit Purchase Agreement dated July 16, 1994, between the Company and Costner Industries, Inc..*
10.4 Straight Note dated October 21, 1993, between the Company  and
     Sunbird.*
10.5 Consulting Agreement dated October 20, 1993, between the Partnership and Bruce Swartout.*
10.6 Asset Purchase Agreement dated May 31, 1996, changing name and domicile to Nevada and reverse splitting outstanding capitalization and increasing authorized capital.
10.7 Reorganization Agreement between the Company and Famous
Sam's.
10.8 Liquidating Trust.

*Filed as an exhibit to the Company's Registration Statement on Form
10-SB dated August 23,1994, or October 21, 1994 (Registration No.
0-24736) and incorporated herein by reference.

(b) Forms 8-K: None.

                           SIGNATURES


In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado on the 16th day of July, 1996.


FAMOUS SAM'S GROUP, INC.
(Registrant)


By: /s/ Robert D'Alesio
       Robert D'Alesio, Chief Executive Officer



By: /s/ Robert D'Alesio
       Robert D'Alesio, Chief Financial
                       and Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacity on this 16th day of July, 1996.


/s/ Robert D'Alesio
Robert D'Alesio, Sole Director

                          EXHIBIT INDEX

     3.1  Articles of Incorporation and Amendments (Nevada)
     3.2  Bylaws (Nevada).
     10.6 Asset Purchase Agreement dated May 31, 1996, changing name and domicile to Nevada and reverse splitting outstanding capitalization and increasing authorized capital.
     10.7 Reorganization Agreement between the Company and Famous
          Sam's.
     10.8 Liquidation Trust.

                          EXHIBIT 3.1

        Articles of Incorporation and Amendments (Nevada)

                    ARTICLES OF AMENDMENT
               TO THE ARTICLES OF INCORPORATION OF
                  FAMOUS SAM'S HOLDINGS COMPANY

          Pursuant to the provisions of the Nevada Corporation
Code,
the
undersigned corporation adopts the following Articles of Amendment to its
Articles of Incorporation:

          I. The following amendment to the Articles of Incorporation was adopted on July 8, 1996, by the incorporator of the corporation.

          Article FIRST shall be deleted in its entirety and a new
Article
FIRST shall be inserted in lieu thereof as follows:

          FIRST: NAME OF CORPORATION: The name of the corporation is Famous
Sam's Group, Inc.

          IN WITNESS WHEREOF, the undersigned have executed these Articles of
Amendment this 8th day of July, 1996.

                                        FAMOUS SAM'S GROUP, INC.



                                        BY:


                                                       Mark S.
Pierce
                                             Incorporator

ATTEST:

State of Arizona    )
               ) SS.
County of Pima )


On July 8, 1996, personally appeared before me, a Notary Public,
Mark S. Pierce,
who acknowledged that he executed the above instrument.





                                        Alexis Thurber, Notary
Public

                    ARTICLES OF INCORPORATION
                                OF
                   FAMOUS SAM'S HOLDING COMPANY

Know All Men By These Presents That: the undersigned incorporator, being a natural person of the age of eighteen (18) years or more and desiring to form a body corporate under the laws of the State of Nevada, does hereby sign, verify and deliver in duplicate to the Secretary of State for the State of Nevada the following Articles of Incorporation.

                            ARTICLE I
                               NAME

The name of the Corporation shall be Famous Sam's Holding Company
(the
"Corporation").

                            ARTICLE II
                        PERIOD OF DURATION

The Corporation shall exist in perpetuity from and after the date of filing these
Articles of Incorporation with the Secretary of State for the State of Nevada, unless and until dissolved according to law.

                           ARTICLE III
                        PURPOSE AND POWERS

The purpose for which the Corporation has been formed and the powers to effectuate this purpose are as follows:

Section 3.1 Purpose. The purpose for which the Corporation has been formed is to transact any and all lawful business for which corporations may be formed under the laws of the State of Nevada.

Section 3.2 Powers. The Corporation shall have and may exercise all rights, powers, and privileges now and hereafter conferred upon corporations formed under the laws of the State of Nevada and may do everything necessary, lawful, suitable, and proper for the accomplishment of its corporate purpose, including, without limitation, the right, power, and privilege to:

          (a) Acquire, construct, maintain, develop, improve, rent, use, mortgage, and dispose of real property and interests, estates, and rights therein;

          (b) Guarantee, purchase or otherwise acquire, hold, assign, transfer, mortgage, create a security interest in, transfer to trust by deed or otherwise, pledge, exchange, or sell or otherwise dispose of shares or other evidence of the equity of, or debt created by, other corporations and, while the holder thereof, exercise all rights and privileges of ownership, including, without limitation, the right to vote to the same extent as a natural person might or could do;

          (c) Draw, make, accept, endorse, discount, execute, and issue promissory notes, drafts, bills of exchange, warrants, debentures, and other negotiable, non-negotiable, transferable, and non-transferable instruments or writings evidencing indebtedness of the Corporation;

          (d) Enter into, make, perform, and rescind contracts of every kind, without limitation as to amount, for any lawful purpose and with any person, firm, association or corporation, town, city, county, state, territory, government, or other entity or person or persons;

          (e) Borrow money by issuing bonds, debentures, or any other evidence of indebtedness and secure the same by mortgage, pledge, deed of trust, or otherwise;

          (f) Purchase, hold, sell, and transfer the shares or other evidence of equity in the Corporation;

          (g) Have one or more of its officers or agents conduct any or all of its operations and business and promote its objects within or without the State of Nevada without restriction as to place or amount;

          (h) Do any or all of the things set forth in this article as principal, agent, broker, contractor, trustee, or otherwise, either alone, in company with others, or both;

          (i) Guarantee, purchase or otherwise acquire, hold, assign, transfer, mortgage, create a security interest in, transfer to trust by deed or otherwise, pledge, exchange, or sell or otherwise dispose of securities (as defined, without limitation, in section 2(1), or otherwise, of the Securities Act of 1933, as amended, and/or in section 3(a)(10), or otherwise, of the Securities Exchange Act of 1934, as amended, and as otherwise defined in any federal or state act regulating the offering, issuance, and sale of securities and the interpretation of said term thereunder), whether created or issued by any person, firm, association, corporation, or government, or subdivision thereof; make payment therefor in any lawful manner; and exercise, as owner or holder, any and all rights, powers, and privileges in respect thereof;

          (j) Purchase or otherwise acquire the equity, goodwill, rights, property, and franchises and take over as a going concern or otherwise the whole or any part of the assets and liabilities of any person, firm, association, or corporation and hold or in any manner dispose of the whole or any part of the property so acquired; merge or consolidate with or into any corporation in such manner as may be permitted by law; and continue to conduct the whole or any part of any business acquired insofar as a corporation of this character may lawfully do so with the right to exercise all powers necessary or convenient in and about the conduct and management of such business; and

          (k) Enter into any partnership, limited or general, as a limited or general partner, or both; enter into any other arrangement for sharing profits, union of interest, unitization or farmout agreements, reciprocal concessions; and cooperate with any corporation, association, partnership, syndicate, entity, person, or governmental, municipal, or public authority, domestic or foreign, for the purpose of carrying on any business which the Corporation is authorized to carry on or any business or transaction deemed necessary, convenient, or incidental to carrying out the purpose for which the Corporation has been formed.

                            ARTICLE IV
                             Capital

Section 4.1 Classes of Shares. The proprietary interest of the Corporation shall hereafter be divided into two classes of stock, which are collectively referred to herein as "Shares." The first is a class of common stock, par value
$.001 per share, and the second a class of preferred stock, par value $.01 per share. (An individual share within the respective classes of stock shall be referred to appropriately as either a "Common Share" or a "Preferred
Share.")
The Corporation has the authority to issue 10,000,000 Common Shares and 1,000,000
Preferred Shares. The authority of the Corporation to issue shares may be limited by resolution of the board of directors of the Corporation (the "Board of Directors"). Shares may be issued from time to time for such consideration in money or property (tangible or intangible) or labor or services actually performed as the Board of Directors may determine in their sole judgment and without the necessity of action by the holders of Shares. Common Shares may be issued in series. Shares may not be issued until paid for and, when issued, are nonassessable. Fractional Shares may not be issued by the Corporation and, in the event fractional shares are or may become outstanding, the Corporation shall redeem said shares at the then market price.

Section 4.2 Preferred Shares. The Board of Directors is authorized to act by resolution, subject to limitations prescribed by the laws of the State of Nevada, these Articles of Incorporation, the Bylaws of the Corporation (the "Bylaws"), and previous resolutions by the Board of Directors limiting this authorization, to provide for the issuance of Preferred Shares in series. To exercise this authority the Board of Directors must first designate the series so established, and, secondly, fix and determine the relative rights, preferences, and limitations of the Preferred Shares in the series established to the extent not fixed and determined by these Articles of Incorporation. The extent of this authority, with respect to each series established, is to be determined by reference to the "Nevada Corporation Code," articles 1 through 10, inclusive, of title 7, Nevada Revised States, as amended. Without limiting the generality of the foregoing, this authority includes fixing and determining the following:

          (a) The number of Preferred Shares which may be issued under the series established, and the designation of such series;

          (b) The rate of dividend on Preferred Shares of that series, if any, the time of payment of dividends, whether dividends shall be cumulative, and, if cumulative, the date from which dividends shall begin accruing;

          (c) Whether Preferred Shares of that series may be redeemed, and, if redeemable, the redemption price, terms, and conditions of redemption;

          (d) Whether to establish a sinking fund or make other provisions for the redemption or purchase of Preferred
          Shares of that series;

          (e) The amount payable per Preferred Share of that series in the event of the dissolution, liquidation, or winding up of the Corporation, whether voluntarily or involuntarily;

          (f)  Voting powers, if any, of the series; and

          (g) Whether the series shall have conversion privileges, and, if convertible, the terms and conditions upon which Preferred Shares of that series shall be convertible, including, without limitation, the provision, if any, for adjustment of the conversion rate and the payment of additional amounts by holders of such shares upon the exercise of this privilege.

Irrespective of the limitations set forth in subsection (a) of this section, the
Board of Directors may, at any time after the number of Preferred Shares authorized under a series has been established, authorize the issuance of additional Preferred Shares of the same series or reduce the number of Preferred
Shares authorized under such series. All Preferred Shares shall be identical to each other in all respects, except as to those relative rights, preferences, and limitations established by the Board of Directors pursuant to its authority as determined by reference to the Nevada Corporation Code and as established in subsections (a) through (g), inclusive, of this section, as to which there may be variations between series.

Section 4.3 Voting. Each record holder of Common Shares (and to the extent, if any, provided by the laws of the State of Nevada or by the Board of Directors acting pursuant to the authority set forth in Section 4.2(f). of this article each record holder of Preferred Shares) shall have one vote on each matter submitted to a vote for each Share standing in his name on the books of the
Corporation. Unless otherwise required under the laws of the State of Nevada, these Articles of Incorporation, the Bylaws, or the resolution of the Board of
Directors creating any series of Preferred Shares, no matter submitted to a
Shareholder vote shall require the approval of a class or series of Shares voting separately.

Section 4.4  Quorum.  At all meetings of Shareholders, one-third
(1/3) of the
Shares entitled to vote at such meeting, whether represented in person or by proxy, shall constitute a quorum and at any meeting at which a quorum is present the affirmative vote of a majority of the Shares represented at such meeting and entitled to vote on the subject matter shall be the act of the Shareholders.


                            ARTICLE V
                      RIGHTS OF SHAREHOLDERS

Section 5.1 Cumulative Voting. Shareholders are not entitled to cumulative voting unless expressly provided to the contrary by resolution of the Board of
Directors in establishing a series within a class of Shares.

Section 5.2 Preemptive Rights. Shareholders shall not be entitled to any preemptive or similar rights, including, without limitation, any preemptive or similar right to purchase, subscribe for, or otherwise acquire unissued or treasury Shares of the Corporation that may be issued at any time, or to purchase, subscribe for, or otherwise acquire any options, warrants, or privileges to purchase, subscribe for, or otherwise acquire any such unissued or treasury Shares, or to purchase, subscribe for, or otherwise acquire bonds, notes, debentures, or other securities convertible into or carrying options, warrants, or privileges to purchase, subscribe for, or otherwise acquire any such unissued or treasury Shares unless expressly provided to the contrary by resolution of the Board of Directors in establishing a series within a class of
Shares.

                            ARTICLE VI
             REGISTERED OFFICER AND REGISTERED AGENT

The registered office of the Corporation is One East First Street,
Reno, Nevada
89501, and the name of the registered agent of the Corporation at such address is The Corporation Trust Corporation of Nevada.

                           ARTICLE VII
                        BOARD OF DIRECTORS

Section 7.1 Exercise of Corporate Powers. The corporate powers shall be exercised by the Board of Directors. The number of directors shall be set under the Bylaws or by resolution of the Board of Directors, either of which shall meet the requirements set forth under the Nevada Corporation Code, and subject to the limitation that the initial Board of Directors shall consist of one person, whose name and address is as follows: Mark S. Pierce, 4221 East Pontatoc Canyon Drive,
Tucson, Arizona 85718

Section 7.2 Limitation of Liability. To the fullest extent permitted by the
Nevada Corporation Code, as the same exists or may hereafter be amended, a director of the corporation shall not be liable to the Corporation or to the
Shareholders for breach of fiduciary duty as a director.

Section 7.3 Delegation to Bylaws. All other provisions relating to the governance of the Board of Directors shall be set forth in the Bylaws, or established by resolutions of the Board of Directors in accordance with authority granted thereby.

                           ARTICLE VIII
           TRANSACTIONS WITH CERTAIN INTERESTED PARTIES

Section 8.1 Directors and Officers. No contract or other transaction between the Corporation and one or more of its directors or officers or any other corporation, firm, association, or entity in which one or more directors of the
Corporation are directors or officers or are financially interested shall be either void or voidable solely because of such relationship or interest, or solely because such directors are present at the meeting of the Board of
Directors or a committee thereof which authorized, approved, or ratified such contract or transaction, or solely because their votes were counted for such purpose if: (a) the fact of such relationship or interest is disclosed or known to the Board of Directors or committee which authorizes, approves, or ratifies the contract or transaction by a vote or consent sufficient for the purpose without counting the votes or consents of such interested persons;
(b) the fact
of such relationship or interest is disclosed to or known by the Shareholders entitled to vote and they authorize, approve, or ratify such contract or transaction by vote or written consent; or (c) the contract or transaction is fair and reasonable to the Corporation. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of
Directors or a committee thereof which authorizes, approves, or ratifies such contract or transaction.

Section 8.2 Certain Other Persons. No contract or other transaction between the
Corporation and one or more of its employees, fiduciaries, or agents or between the Corporation and any corporation, firm, association, or entity of which one of the employees, fiduciaries, or agents of the Corporation is a director, officer, member, employee, trustee or shareholder, or otherwise has a direct or indirect financial interest is void or voidable solely because of such relationship or interest or solely because such persons were present at the meeting of the Board of Directors or a committee thereof which authorizes, approves, or ratifies such contract or transaction or solely because their votes are counted for such purpose if: (a) the fact of such relationship or interest is disclosed to or known by the Board of Directors or committee which authorizes, approves, or ratifies the contract or transaction by a vote or consent sufficient for the purpose without counting the votes or consents of such interested persons; or (b) the fact of such relationship or interest is disclosed to or known by the Shareholders entitled to vote and they authorize, approve, or ratify such contract or transaction by vote or written consent.

                            ARTICLE IX
            CORPORATE OPPORTUNITY AND INDEMNIFICATION

Section 9.1 Corporate Opportunity. The officers, directors, and other members of management of the Corporation shall be subject to the doctrine of
"corporate
opportunities" only insofar as this doctrine applies to business opportunities in which the Corporation has expressed an interest as determined from time to time by the Board of Directors through resolutions appearing in the minutes of the Corporation. Once such areas of interest are delineated, all business opportunities within such areas of interest which come to the attention of the officers, directors, and other members of management of the Corporation shall be disclosed promptly to the Corporation and made available to it.
The
Board of
Directors may reject any business opportunity. Until such time as the
Corporation, through its Board of Directors, has designated an area of interest, the officers, directors, and other members of management of the Corporation shall be free to engage in such areas of interest on their own. This doctrine shall not limit the right of any officer, director, or other member of management of the Corporation to continue a business existing prior to the time that an area of interest is designated by the Corporation. This provision shall not be construed to release any employee of the Corporation (other than an officer, director, or other member of management) from any duties which he may have to the
Corporation; additionally, an agreement between the Corporation and an officer, director, or other member of the management of the Corporation may expressly modify this article to such extent as the Board of Directors in its sole discretion may determine.

Section 9.2 Indemnification. The Bylaws shall set forth the indemnification rights available to officers, directors, employees and agents.

                            ARTICLE X
                          MAJORITY VOTE

When, with respect to any action to be taken by Shareholders of the Corporation, the Nevada Corporation Code requires the vote or concurrence of the holders of two-thirds of the outstanding Shares entitled to vote thereon, or of any class or series, such action may be taken by the vote or concurrence of a majority of such Shares or class or series thereof.

                            ARTICLE XI
                 TRANSFER RESTRICTIONS ON SHARES

The Corporation has the right, by appropriate action, to impose restrictions upon the transfer of any of its Shares, or any interest therein;
provided, however,
that such restrictions or the substance thereof shall be set forth upon the face or back of the certificates representing such Shares.

                           ARTICLE XIII
                        AMENDMENTS; BYLAWS

The Bylaws of the Corporation may contain any provision for the regulation and management of the affairs of the Corporation not inconsistent with the laws of the State of Nevada or these Articles of Incorporation. The Board of Directors, in addition to the Shareholders, shall have the power to alter, amend, or repeal the Bylaws or to adopt new Bylaws.

IN WITNESS WHEREOF, the undersigned incorporator has signed these Articles of
Incorporation this 20th day of May, 1996.






                              Mark S. Pierce, Incorporator
                              4221 East Pontatoc Canyon Drive
                              Tucson, Arizona 85718

State of Arizona    )
          )     SS
County of Pima )

          On this 20th day of May, 1996, before me personally appeared Mark S.
Pierce, whose identity was proved to me on the basis of satisfactory evidence to be the person whose name is subscribed to this instrument, and acknowledged that he/she executed the same.




Notary Public

Residing at






My commission expires:


          The undersigned, The Corporation Trust Company of Nevada, does hereby sign these articles for the express and sole purpose of accepting its appointment as registered agent.


THE CORPORATION TRUST COMPANY OF NEVADA



By:



                                              ,





Date:

EXHIBIT 3.                     2

                        Bylaws (Nevada).

BYLAWS

                                                  FAMOUS SAM'S
GROUP, INC.



ARTICLE I

(Offices)

Section 1.1. Principal Office. The principal office of the corporation shall be located at such place as the board shall designate. The corporation may have such other offices and places of business, either within or outside of Nevada, as the board may designate or as the affairs of the corporation may require.

Section 1.2. Registered Office. The registered office required by the Nevada Corporation Code may, but need not, be identical with the principal office if in Nevada, and the address of the registered office may be changed from time to time by the board. The board shall also appoint and maintain a registered agent, or agents if necessary.


ARTICLE II

(Shareholders)

Section 2.1. Annual Meeting. Unless otherwise designated by the board, the annual meeting of shareholders shall be held during the month of April, at a time and date fixed by the board, or at such other time as may be determined by the board, for the purpose of electing directors and for the transaction of such other business as may lawfully and properly come before the meeting. If the election of directors shall not be held at the annual meeting, or at any adjournment thereof, the board shall cause the election to be held at a special meeting as soon thereafter as convenient.

Section 2.2. Special Meetings. Special meetings may be called as set forth in the Nevada Corporation Code.

Section 2.3. Place of Meeting. The board may designate any place, either within or outside of Nevada, as the place for any
annual meeting or any special meeting called by the board.   If no
designation is made, or if a special meeting shall be called otherwise than by the board, the place of the meeting shall be the registered office.

Section 2.4.     Notice of Meeting; Waiver.   Written notice or
waiver thereof shall be made in accordance with the Nevada
Corporation Code.

Section 2.5. Conduct of Meeting. The president shall call meetings to order and act as chairman. In the absence of the president, any shareholder entitled to vote at that meeting, or any proxy of such shareholder, may call the meeting to order and a chairman shall be elected by a majority of the shareholders entitled to vote at that meeting. Any person appointed by the chairman shall act as secretary of such meeting.

Section 2.6.     Closing of Transfer Books or Fixing of Record
Date.
The Nevada Corporation Code shall govern the closing of transfer books or the fixing of a record date for purposes of shareholders' meetings or for the purpose of determining shareholders entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose.

Section 2.7. Quorum. Unless otherwise provided by the articles of incorporation, one-third of the outstanding shares entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting. If a quorum is not represented at a meeting, a majority of the shares present may adjourn the meeting without further notice for a period not to exceed 60 days at any one adjournment. At any adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified. The shareholders present at a duly convened meeting may continue to transact business until adjournment, notwithstanding the withdrawal of shareholders so that less than a quorum remains. If a quorum is present, the affirmative vote of a majority of the shares represented and entitled to vote on the subject matter shall be the act of the shareholders, unless the vote of a greater number or voting by classes is required by law or the articles of incorporation.

Section 2.8. Proxies. At all meetings, a shareholder may vote by proxy executed in writing by the shareholder or his duly authorized attorney-in-fact. Such proxy shall be filed with the secretary of the meeting before or at the time of the meeting. No proxy shall be valid after eleven (11) months from the date of its execution unless otherwise provided in the proxy.

Section 2.9. Informal Action by Shareholders. Any action required or allowed to be taken at a meeting may be taken without a meeting; provided, however, that a consent in writing setting forth the action so taken shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof. Such consent shall have the same force and effect as a unanimous vote of the shareholders, and may be stated as such in any articles or document filed with the Secretary of State for the State of Nevada under the Nevada Corporation Code.


ARTICLE III
                                                        (Board of
Directors)

Section 3.1. General Powers. The property, business and affairs of the corporation shall be managed by the board, except as otherwise provided in the Nevada Corporation Code or the articles of incorporation. The board shall have all powers to act as set forth in the laws of Nevada.

Section 3.2. Performance of Duties. A director shall perform his duties in good faith, including his duties as a member of any committee upon which he may serve, and in a manner reasonably believed to be in the best interests of the corporation, and with such care as an ordinarily prudent person in a like position would use under similar circumstances. Each directors' actions shall be subject to the business judgment rule and each director shall be free from liability to the full extent provided by the Nevada Corporation Code.

Section 3.3. Number, Tenure and Qualifications. The number of directors shall initially be set at the organizational meeting therefor, or unanimous consent in lieu thereof. The number of directors shall not exceed seven (7), nor be less than three (3), unless there are fewer then three (3) shareholders in number, in which event the number of directors may equal the number of shareholders. The directors shall be elected at each annual meeting of shareholders. Each director shall hold office until the next annual meeting of shareholders and thereafter until his successor shall have been elected and qualified. Directors shall be 18 years of age or older, but need not be residents of Nevada or shareholders. Directors shall be removable in the manner provided by the Nevada Corporation Code.

Section 3.4. Resignation. Any director may resign at any time by giving notice (either oral or written) of his resignation to the board, the president or the secretary. The resignation shall take effect at the date of receipt of such notice or at any later time specified therein and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

Section 3.5. Removal. Except as otherwise provided in the articles of incorporation or in these bylaws, any director may be removed, either with or without cause, at any time by the affirmative vote of the holders of a majority of the issued and outstanding shares of stock entitled to vote for the election of directors at a special meeting of the shareholders called and held for such purpose.

Section 3.6. Vacancies. Any vacancy occurring in the board may be filled by the affirmative vote of a majority of the remaining directors though less than a quorum.

Section 3.7. Regular Meetings. A regular meeting of the board shall be held without other notice than this bylaw immediately after and at the same place as the annual meeting of shareholders. The board may provide by resolution the time and place, either within or outside of Nevada, for the holding of additional regular meetings without other notice than such resolution.

Section 3.8. Notice. Notice of any special meeting shall be given at least 3 days previous thereto by written notice delivered personally or mailed to each director at his business address.
Such
notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage thereon prepaid.

Section 3.9. Quorum. A majority of the number of directors in office at the time of the meeting shall constitute a quorum for the transaction of business, but if less than such a majority is present, a majority of the directors present may adjourn the meeting from time to time without further notice.

Section 3.10. Manner of Acting. If a quorum is present, the affirmative vote of a majority present and entitled to vote on that particular matter shall be the act of the board, unless the vote of a greater number is required by law or the articles of incorporation.

Section 3.11. Compensation. By resolution of the board, any director may be reimbursed for all reasonable expenses incurred in attending any meeting and may be paid a fixed sum for attendance at such meeting, or receive a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

Section 3.12. Committees. The board, by resolution adopted by a majority elected and qualified at the time of the resolution, may designate two or more directors to constitute an executive or any other committee, which shall have and may exercise all of the authority of the board or such lesser authority as may be set forth in said resolution. No such delegation of authority shall operate to relieve the board or any director from any responsibility imposed by law. The board shall at any time have the power to fill vacancies in, to change the size or constituent membership of and to discharge any committee in whole or in part. Each committee shall keep a written record of its acts and proceedings and shall submit this record to the board at each regular meeting thereof and at such other times as may be requested by the board. Failure to submit this record or of the board to approve any action set forth therein shall not invalidate any action taken by the committee to the extent the action was carried out prior to the time it was or should have been submitted to the board.

Section 3.13. Informal Action by Directors. Any action required or permitted to be taken at a meeting of directors, or at any meeting of any committee of directors, may be taken without a meeting if a consent in writing setting forth the action so taken shall be signed by all directors entitled to vote with respect to the subject matter thereof. Such consent shall have the same force and effect as a unanimous vote of the directors, and may be stated as such in any articles or documents filed with the Secretary of State for the State of Nevada under the Nevada Corporation Code.

Section 3.14. Meetings by Telephone. Members of the board or any committee may participate in a meeting by means of conference telephone or similar communications equipment by which all persons participating in the meeting can hear each other at the same time. Such participation shall constitute presence in person.


ARTICLE IV
                                                      (Officers and
Agents)

Section 4.1. General. The officers shall initially be a president, a secretary and a treasurer, each of whom shall be elected by the board. The board may also appoint one or more vice presidents and such other officers, assistant treasurers, and assistant secretaries as may be necessary, each of whom shall be chosen in such manner and hold office for such terms and have such authority and duties as from time to time may be determined by the board, or which may otherwise be commensurate with their position.
 The salaries of all the officers shall be fixed by the board. One person may hold any two offices, except that no person may simultaneously hold the offices of president and secretary. The officers shall be 18 years of age or older. In all cases where the duties of any officer, agent or employee are not prescribed by the bylaws or by the board, such officer, agent or employee shall follow the orders and instructions of (a) the president, or if a chairman of the board has been elected, then (b) the chairman.

Section 4.2. Election and Term in Office. The officers shall be elected by the board annually at the first meeting held after each annual meeting of the shareholders. If the election of officers shall not be held at such meeting, such election shall be held as soon thereafter as may be convenient. Each officer shall hold office until the first of the following occurs: until his successor shall have been duly elected and shall have qualified; until his death; until he shall resign; or until he shall have been removed in the manner hereinafter provided.

Section 4.3. Removal. Any officer, agent or employee may be removed by the board or by an executive committee, if any, whenever in its judgement the best interests of the corporation will be served thereby, but such removal shall be without prejudice to the contracts rights, if any, of the person so removed. Election or appointment of an officer or agent shall not of itself create contract rights.

Section 4.4. Vacancies. A vacancy in any office, however occurring, may be filled by the board for the unexpired portion of the term.

Section 4.5. Bonds. If the board by resolution shall so require, any officer or agent of the corporation shall give bond to the corporation in such amount and with such surety as the board, may deem sufficient, conditioned upon the faithful performance of that officer's or agent's duties and offices.

                            ARTICLE V
                             (Stock)

Section 5.1. Certificates. The shares of stock shall be represented by consecutively numbered certificates signed in the name of the corporation by its president or a vice president and by the treasurer or an assistant treasurer or by the secretary or an assistant secretary, and shall be sealed with the seal of the corporation, if any. Certificates of stock shall be in such form consistent with law as shall be prescribed by the board. No certificate shall be issued until the shares represented thereby are fully paid. Once issued, shares shall be nonassessable.

Section 5.2. Record. A record shall be kept of the name of each person or other entity holding the stock represented by each certificate for shares of the corporation issued, the number of shares represented by each such certificate, the date of issuance and, in the case of cancellation, the date of cancellation. The person or other entity in whose name shares of stock stand on the books of the corporation shall be deemed the owner thereof, and thus the holder of record of such shares of stock for all purposes.


ARTICLE VI
                                         (Indemnification of
Officers and Directors)

The corporation has the power to indemnify current or former directors, officers, employees, and agents to the fullest extent provided in its Articles of Incorporation and by the Nevada Corporation Code as amended and in effect on the date of the adoption of this article.


                           ARTICLE VII
         (Instruments; Loans; Checks; Deposits; Proxies)

Section 7.1. Execution of Instruments. The president shall have the power to execute and deliver on behalf of and in the name of the corporation any instrument requiring the signature of an officer of the corporation, except as otherwise provided in the articles of incorporation or these bylaws or where the execution and delivery thereof shall be expressly delegated by the board to some other officer or agent of the corporation. Unless authorized to do so by these bylaws or by the board, no officer, agent or employee shall have any power or authority to bind the corporation in any way, to pledge its credit or to render it liable pecuniarily for any purpose or in any amount.

Section 7.2. Loans. The corporation may lend money to, guarantee the obligations of and otherwise assist directors, officers and employees of the corporation, or directors of another corporation of which the corporation owns a majority of the voting stock, only upon compliance with the requirements of the Nevada Corporation Code. No loans shall be contracted for on behalf of the corporation and no evidence of indebtedness shall be issued in its name unless authorized by a resolution of the board. Such authority may be general or confined to specific instances.

                           ARTICLE VIII
                         (Miscellaneous)

Section 8.1. Amendments. The board shall have the power to alter, amend or repeal the bylaws or adopt new bylaws of the corporation at any regular meeting of the board or at any special meeting called for that purpose, subject to repeal or change by action of the shareholders.

Section 8.2. Emergency Bylaws. Subject to repeal or change by action of the shareholders, the board may adopt emergency bylaws in accordance with and pursuant to the provisions of the Nevada
Corporation Code.


The above and foregoing constitute the true, correct and complete bylaws of Famous Sam's Group, Inc., a Nevada corporation, as adopted by its directors on its date of incorporation.



Alexis Thurber, Secretary

                           EXHIBIT 10.6

Asset Purchase Agreement dated May 31, 1996, changing  name and domicile to Nevada and reverse splitting outstanding capitalization and increasing authorized capital.



 AGREEMENT

THIS REORGANIZATION AGREEMENT ("Agreement"), made and entered into this 27th day of May, 1996 ("Execution Date"), by and between on the first part U.S. Flywheel Systems, Inc., a publicly-held California corporation ("Seller"), and on the second part Famous Sam's Holding
Company, a Nevada corporation ("Buyer"), to be effective as of May
31, 1996,

                           WITNESSETH:

WHEREAS, Buyer intends to acquire (through a "C Reorganization")
Seller and its business, such as it is (collectively, the "Business"); and

WHEREAS, the respective boards of Seller and Buyer and the stockholders of Seller (deeming it advisable for the benefit of each corporation and their respective stockholders that Buyer acquire the
Business) have approved this Agreement without reservation;

NOW, THEREFORE, in consideration of the above and foregoing premises and the mutual terms, covenants, representations, warranties, covenants and conditions set forth herein, and such other and further consideration, the receipt and sufficiency of which are hereby acknowledged, THE PARTIES HEREBY ADOPT THIS AGREEMENT AS A TAX-FREE REORGANIZATION UNDER SECTION 368(c) OF THE INTERNAL REVENUE
CODE AND AGREE AS FOLLOWS:

1. Purchase and Sale. Seller hereby sells, assigns, conveys, transfers, sets over and delivers to Buyer (and Buyer hereby purchases from Seller) all of the right, title and interest of Seller in and to all of the assets, tangible and intangible, comprising the Business and, in exchange therefor, hereby delivers the Purchase Price (as defined below) and assumes all of the liabilities, obligations and contractual commitments of the Business.

2. Purchase Price. The purchase price paid by Buyer for the Business is 32,010 shares of common stock (the "Purchase Price"), all of which shall be forthwith delivered and distributed to the shareholders of Seller on a pro rata basis.

3. Allocation of Purchase Price. The Purchase Price shall be allocated as set forth in the balance sheet of Seller as of March 31, 1996, which shall be prepared in accordance with Generally Accepted Accounting Principles by Buyer and Seller from the books and records of Seller (the "Balance Sheet"), and which shall be submitted by Buyer as the successor to Seller to the U.S. Securities and Exchange Commission (the "Commission") for the fiscal quarter then ended in accordance with the rules and regulations pertaining thereto under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

4. The Business. The Business shall include and consist of the following: (a) all assets set forth or otherwise included in the Balance Sheet, as well as any and all assets acquired less any and all assets disposed of since that time; (b) all agreements, contracts, letters of intent, reorganization and other forms of agreement, whether written or oral, to which Seller is a party, and all modifications and amendments affecting the same; (c) all books, records, ledgers, files, documents, correspondences, lists, studies, reports and other printed or written materials; (d) all intangible and other property associated with the Business; (e) goodwill; and
(f) claims, deposits, prepayments, refunds, tax abatements, causes of actions, chooses in action, rights or recovery, rights of set off and rights of recoupment.

5. Liabilities Assumed. Buyer agrees to assume, pay and discharge all debts, obligations, duties and liabilities of the Business (all as set forth in the Balance Sheet), less any and all liabilities satisfied since the date thereof and including any liabilities incurred since the date thereof.

6. Representations and Warranties of Seller. Seller hereby represents and warrants the following to Buyer, each of which is true and correct as of the date of this Agreement and shall remain so as of the effective date. Seller acknowledges that the execution and delivery of this Agreement has been made in material reliance by
Buyer on such representations and warranties:  (a) Corporate
Status.
Seller has been duly formed and is validly existing as a corporation under the laws of the state of California, and has been duly authorized to dispose of the Business and to do all things required of it under or in connection with this Agreement. (b) Binding Agreement. This Agreement has been duly executed and delivered by and is binding upon Seller, and does not violate any provision of any agreement or judicial order to which Seller is a party or by which it is bound. (c) Financial Status of Seller. There are no attachments, executions, assignments for the benefit of creditors, receiverships, conservatorships or voluntary or involuntary proceedings in bankruptcy or actions pursuant to any other debtor relief laws contemplated by or pending against Seller. (d) Litigation. There is no litigation, investigation, condemnation or proceeding of any kind pending or contemplated against Seller.

7. Representations and Warranties of Buyer. Buyer hereby represents and warrants the following to Seller, each of which is true and correct as of the date of this Agreement and shall remain so as of the effective date. Buyer acknowledges that the execution and delivery of this Agreement has been made in material reliance by
Seller on such representations and warranties: (a) Corporate Status. Buyer has been duly formed and is validly existing as a corporation under the laws of the state of Nevada, and has been duly authorized to acquire the Business and to do all things required of it under or in connection with this Agreement. (b) Binding Agreement. This Agreement has been duly executed and delivered by and is binding upon Buyer, and does not violate any provision of any agreement or judicial order to which Buyer is a party or by which it is bound. (c) Financial Status of Buyer. There are no attachments, executions, assignments for the benefit of creditors, receiverships, conservatorships or voluntary or involuntary proceedings in bankruptcy or actions pursuant to any other debtor relief laws contemplated by or pending against Buyer. (d) Litigation. There is no litigation, investigation, condemnation or proceeding of any kind pending or contemplated against Buyer.

8. Miscellaneous. (a) Continuing Assistance. Subsequent to the effective date hereof, Seller will provide to Buyer and Buyer will provide to Seller whatever assistance the other reasonably requires.
(b) Successor and Assigns. This Agreement shall be binding upon, and inure to the benefit of, the parties hereto and their respective permitted successors, heirs, administrators and assigns. (c) Continuation and Survival of Representations and Warranties. All representations and warranties by the parties herein shall survive the execution, delivery and effectiveness hereof. (d) Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the state of Nevada. (e) Captions. The captions in this Agreement are for convenience only and shall not be deemed to be part of this Agreement. (f) Severability. If any provision of this Agreement or the application thereof to any person or circumstance shall, at any time or to any extent, be invalid or unenforceable, the remainder of this Agreement, or the application of such to persons or circumstance other than those to which it is held invalid or unenforceable shall not be affected thereby, and each provision of this Agreement shall be valid and shall be enforced to the fullest extent permitted by law.

IN WITNESS WHEREOF, the parties have executed and delivered this Agreement.

SELLER: U.S. FLYWHEEL SYSTEMS, INC.

By:


       William Haaker, President

BUYER: FAMOUS SAM'S HOLDINGS COMPANY

By:


       Mark Hogan, President
                          EXHIBIT 10.7

 Reorganization Agreement between the Company and Famous  Sam's.





                    REORGANIZATION AGREEMENT





                FAMOUS SAM'S FRANCHISE CORPORATION
                     (an Arizona corporation)

                               with

                   U.S. FLYWHEEL SYSTEMS, INC.
                    (a California corporation)

                              and

                  TRI-BEAU ACQUISITION COMPANY
                     (a Nevada corporation)



















                           May 17, 1996

                    TABLE OF CONTENTS

ARTICLE I:  Acquisition. . . . . . . . . . . . . . . . . . . . .1
    1.01.    Closing.. . . . . . . . . . . . . . . . . . . . . .1
    1.02.    Surviving Corporation . . . . . . . . . . . . . . .1
    1.03.    Terms of the Merger.. . . . . . . . . . . . . . . .2
    1.04.    Payment for Shares. . . . . . . . . . . . . . . . .2
    1.05.    Certain Effects of the Merger . . . . . . . . . . .2
    1.06.    Filing of Certificate of Merger . . . . . . . . . .3

 ARTICLE II:  Representations and Warranties of Famous Sam's to
U.S.
Flywheel and Acquiring Corporation3
    2.01.    Corporate Organization. . . . . . . . . . . . . . .3
    2.02.    Authorization.. . . . . . . . . . . . . . . . . . .3
    2.03.    Compliance with Law.. . . . . . . . . . . . . . . .3
    2.04.    No Violations.. . . . . . . . . . . . . . . . . . .3
    2.05.    Shareholder Interests.. . . . . . . . . . . . . . .4
    2.06.    Subsidiaries and Affiliates.. . . . . . . . . . . .4
    2.07.    Consents and Approvals of Government Authorities. .4
    2.08.    Financial Statements. . . . . . . . . . . . . . . .4
    2.09.    No Undisclosed Liabilities or Obligations.. . . . .4
    2.10.    Absence of Certain Changes. . . . . . . . . . . . .4
    2.11.    Title to Properties; Encumbrances.. . . . . . . . .6
    2.12.    Equipment.. . . . . . . . . . . . . . . . . . . . .6
    2.13.    Inventory.. . . . . . . . . . . . . . . . . . . . .6
    2.14.    Accounts and Notes Receivable.. . . . . . . . . . .6
    2.15.    Patents, Trademarks and Tradenames. . . . . . . . .7
    2.16.    Contracts and Commitments; No Default.. . . . . . .7
    2.17.    Leases. . . . . . . . . . . . . . . . . . . . . . .8
    2.18.    Litigation. . . . . . . . . . . . . . . . . . . . .8
    2.19.    Tax Returns.. . . . . . . . . . . . . . . . . . . .8
    2.20.    Insurance.. . . . . . . . . . . . . . . . . . . . .8
    2.21.    Benefit Plans.. . . . . . . . . . . . . . . . . . .9
    2.22.    Labor Difficulties. . . . . . . . . . . . . . . . .9
    2.23.    Permits and Licenses. . . . . . . . . . . . . . . .9
    2.24.    Disclosure. . . . . . . . . . . . . . . . . . . . .9

ARTICLE III: Representations and Warranties of U.S. Flywheel and Acquiring Corporation to Famous Sam's9
    3.01.    Corporate Organization. . . . . . . . . . . . . . .9
    3.02.    Authorization.. . . . . . . . . . . . . . . . . . 10
    3.03.    Compliance with Law.. . . . . . . . . . . . . . . 10
    3.04.    No Violations.. . . . . . . . . . . . . . . . . . 10
    3.05.    Subsidiaries and Affiliates.. . . . . . . . . . . 10
    3.06.    Consents and Approvals of Government Authorities. 10
    3.07.    Financial Statements. . . . . . . . . . . . . . . 10
    3.08.    No Undisclosed Liabilities or Obligations.. . . . 11
    3.09.    Absence of Certain Changes. . . . . . . . . . . . 11
    3.10.    Leases. . . . . . . . . . . . . . . . . . . . . . 12
    3.11.    Litigation. . . . . . . . . . . . . . . . . . . . 12
    3.12.    Tax Returns.  . . . . . . . . . . . . . . . . . . 12
    3.13.    Permits and Licenses. . . . . . . . . . . . . . . 12
    3.14.    SEC Reports.. . . . . . . . . . . . . . . . . . . 12
    3.15.    Disclosure. . . . . . . . . . . . . . . . . . . . 13

ARTICLE IV: Conduct of Famous Sam's Pending Closing. . . . . . 13
    4.01.    Regular Course of Business. . . . . . . . . . . . 13
    4.02.    Capital Changes.. . . . . . . . . . . . . . . . . 13
    4.03.    Subsidiaries. . . . . . . . . . . . . . . . . . . 13
    4.04.    Organization. . . . . . . . . . . . . . . . . . . 13
    4.05.    Contracts.. . . . . . . . . . . . . . . . . . . . 13
    4.06.    Insurance; Property.. . . . . . . . . . . . . . . 13
    4.07.    No Default; Amendment.. . . . . . . . . . . . . . 13
    4.08.    Compliance with Laws. . . . . . . . . . . . . . . 14
    4.09.    Tax Returns.. . . . . . . . . . . . . . . . . . . 14
    4.10.    No Acquisitions.. . . . . . . . . . . . . . . . . 14

ARTICLE V: Obligations of U.S. Flywheel, Acquiring Corporation and Famous Sam's Pending Closing14
    5.01.    Full Access.. . . . . . . . . . . . . . . . . . . 14
    5.02.    Confidentiality.  . . . . . . . . . . . . . . . . 14
    5.03.    Financial Statements. . . . . . . . . . . . . . . 14
    5.04.    Further Assurances. . . . . . . . . . . . . . . . 15
    5.05.    Public Announcements. . . . . . . . . . . . . . . 15

ARTICLE VI: Conditions to Famous Sam's's Closing Obligation. . 15
    6.01.    Representations and Warranties True.. . . . . . . 15
    6.02.    Performance.. . . . . . . . . . . . . . . . . . . 15
    6.03.    Delivery of U.S. Flywheel Financial Statements. . 15
    6.04.    No Governmental Proceeding or Litigation. . . . . 15
    6.05.    Delivery of Consideration.. . . . . . . . . . . . 15

ARTICLE VII: Conditions to U.S. Flywheeel's and Acquiring Corporation's Closing Obligations15
    7.01.    Representations and Warranties True.. . . . . . . 15
    7.02.    Performance.. . . . . . . . . . . . . . . . . . . 15
    7.03.    Delivery of Famous Sam's Financial Statements.. . 16
    7.04.    No Governmental Proceeding or Litigation. . . . . 16

ARTICLE VIII: Termination and Abandonment. . . . . . . . . . . 16
    8.01.    Methods of Termination. . . . . . . . . . . . . . 16
    8.02.    Procedure Upon Termination. . . . . . . . . . . . 16

ARTICLE IX: General Provisions . . . . . . . . . . . . . . . . 16
    9.01.    Waiver. . . . . . . . . . . . . . . . . . . . . . 16
    9.02.    Notices.. . . . . . . . . . . . . . . . . . . . . 17
    9.03.    Entire Agreement. . . . . . . . . . . . . . . . . 17
    9.04.    Headings. . . . . . . . . . . . . . . . . . . . . 17
    9.05.    Governing Law.. . . . . . . . . . . . . . . . . . 17
    9.06.    Counterparts. . . . . . . . . . . . . . . . . . . 17
    9.07.    No Oral Modification. . . . . . . . . . . . . . . 17
    9.08.    Survival of Representations, Warranties and
Covenants.17
    9.09.    Severability. . . . . . . . . . . . . . . . . . . 17
    9.10.    Successor and Assigns.. . . . . . . . . . . . . . 17
    9..11.   Expenses. . . . . . . . . . . . . . . . . . . . . 17

    THIS REORGANIZATION AGREEMENT ("Agreement"), made and entered into this
17th day of May, 1996 ( "Execution Date"), by and between on the first part
Famous Sam's Franchise Corporation ("Famous Sam's"), a privately-held Arizona corporation, and on the second part U.S. Flywheel Systems, Inc. ("U.S.
Flywheel"), a publicly-held California corporation, and Tri-Beau
Acquisitions
Company ("Acquiring Corporation"), a Nevada corporation which will be subsequently formed and wholly-owned by U.S. Flywheel specifically and solely for the purpose of acquiring Famous Sam's as a wholly-owned subsidiary of U.S.
Flywheel in an "A Reorganization" or "Reverse Triangular Merger"
("Merger"),

                           WITNESSETH:

WHEREAS, U.S. Flywheel intends to acquire (through a reverse triangular Merger between Famous Sam's and Acquiring Corporation) Famous Sam's and its business;

WHEREAS, Acquiring Corporation will be subsequently formed as a wholly-owned subsidiary of U.S. Flywheel for the sole and specific purpose of acquiring Famous
Sam's as a wholly-owned subsidiary of U.S. Flywheel in a tax exempt reorganization; and

WHEREAS, the respective boards of Famous Sam's, U.S. Flywheel and Acquiring
Corporation and the sole stockholder of Famous Sam's and Acquiring
Corporation
(deeming it advisable for the benefit of each corporation and their respective stockholders that U.S. Flywheel acquire through the Merger Famous Sam's as a wholly-owned subsidiary) have approved this Agreement, subject to the conditions precedent to Closing set forth in Articles VI and VII hereof, and, therefore, have agreed that Acquiring Corporation will be merged with and into Famous Sam's and that U.S. Flywheel thereby, through its subsidiary, Acquiring Corporation, will acquire the business and prospects of Famous Sam's;

NOW, THEREFORE, in consideration of the above and foregoing premises and the mutual terms, covenants, representations, warranties, covenants and conditions set forth herein, and such other and further consideration, the receipt and sufficiency of which are hereby acknowledged, THE PARTIES HEREBY ADOPT THIS
AGREEMENT AS A TAX-FREE REORGANIZATION UNDER SECTION 368(a) OF THE
INTERNAL
REVENUE CODE AND AGREE AS FOLLOWS:


                        ARTICLE I: Merger

1.01. Closing. The closing of the transactions evidenced by this
Agreement the
("Closing") shall take place at the offices of Mark S. Pierce at 1200 17th
Street, Ste. 1350, Denver, Colorado (or such other place as the parties may agree) at 10:00 a.m. local time on Friday, June 28, 1996 (the "Closing Date");
provided, however, that any party may, for any reason, postpone the
Closing Date
for any length and any number of times up to Friday, August 2, 1996.
In
addition, the Closing Date may be postponed to a later time and date by mutual agreement of the parties; provided, however, that the Closing Date shall not be extended beyond August 2, 1996, without the consent of all parties hereto. If the Closing Date is postponed, all references to the Closing Date in this
Agreement shall refer to the postponed date.

1.02. Surviving Corporation. Acquiring Corporation shall be merged with and into
Famous Sam's, which may herein sometimes referred to as "Surviving
Corporation."
The Merger shall become effective on the filing date of the Articles of Merger with the appropriate Secretaries of State.

    (a) Articles of Incorporation. The articles of incorporation of
    Famous Sam's, as heretofore amended and as in effect immediately prior to the execution and delivery of this Agreement, shall be the articles of the
    Surviving Corporation and shall thereafter continue to be its articles until duly amended or repealed.

    (b) Bylaws. The bylaws of Famous Sam's, as heretofore amended and as in effect immediately prior to the execution and delivery of this
    Agreement, shall be the bylaws of the Surviving Corporation and shall thereafter continue to be its bylaws until duly amended or repealed.

    (c) Directors. The directors of U.S. Flywheel, after fulfillment of the conditions precedent to effectiveness of this Agreement, shall at a minimum be Messrs. Gerald Ross (who shall also act as Chairman of the
    Board), and William Haaker, and they shall hold office until their respective successors are duly elected or appointed and qualified in the manner provided in the articles and bylaws governing U.S.
Flywheel, or as
    otherwise provided by law. The directors of Famous Sam's, after fulfillment of the conditions precedent to effectiveness of this
    Agreement, shall be Messrs. Gerald Ross (who shall also act as Chairman of the Board) and such other individuals as Mr. Ross shall decide in his sole discretion to appoint, and they shall hold office until their respective successors are duly elected or appointed and qualified in the manner provided in the articles and bylaws governing Famous
Sam's, or as
    otherwise provided by law. Nothing contained in this paragraph shall be construed to create any employment or other contractual rights in the aforesaid directors with the respective corporations.

    (d)  Executive Officers.  The executive officer of U.S.
Flywheel
and
    Famous Sam's, after fulfillment of the conditions precedent to effectiveness of this Agreement, shall be Gerald Ross (Chief
Executive
    Officer) and such other executive officers as Mr. Ross shall decide in his sole discretion to appoint. These officers shall hold office after the execution and delivery hereof for the term to which they have been elected or appointed, subject to the provisions set forth in the bylaws governing the respective corporations. Nothing contained in this paragraph shall be construed to create any employment or other contractual rights in the aforesaid officers with the respective corporations.

1.03. Terms of the Merger. Upon the execution and delivery of this Agreement and the effectiveness of the Merger, each share of stock then issued and outstanding by Acquiring Corporation and Famous Sam's shall, by virtue of the Merger and without any action on the part of the holder(s) thereof (with the exception of one (1) share of Famous Sam's which shall be owned and held by U.S. Flywheel) shall no longer be outstanding and shall be canceled and retired and cease to exist, and the shares of Famous Sam's shall be converted into the right to receive, upon surrender of the certificate representing such shares, the consideration set forth under paragraph 1.04 hereof.

1.04. Payment for Shares. In consideration for the Merger, U.S. Flywheel shall issue and deliver, upon fulfillment of the conditions precedent hereto, 700,000 shares of its "restricted" common stock to the shareholders of Famous Sam's on a pro rata basis. The aforesaid number shall constitute 70% of the outstanding proprietary interest of U.S. Flywheel immediately after their issuance and delivery. The aforesaid shares shall be fully-paid and non-assessable shares of the common stock of U.S. Flywheel, all of which shall be "restricted," as defined in Regulation D and Rule 144 under the Securities Act of 1933, as amended (the
"Securities Act"). If delivery of a U.S. Flywheel share is to be made to a person other than one in whose name the Famous Sam's certificate is registered, it shall be a condition of payment that the certificate shall be properly endorsed or otherwise in proper form for transfer on delivery and the person requesting such shall pay any transfer or other taxes required by reason of the payment to a person other than the registered holder of the certificate so surrendered or establish to the satisfaction of the Surviving Corporation that such tax has been paid or is not applicable. Upon and after the execution and delivery of this Agreement, no transfer of stock outstanding prior to said date shall be made on the stock transfer books of the Surviving Corporation.

1.05. Certain Effects of the Merger. Upon effectiveness of this Agreement, the separate existence of Acquiring Corporation shall cease, and Acquiring
Corporation shall be merged with and into Famous Sam's, which, as the Surviving
Corporation, shall possess all the assets, properties, rights, privileges, powers and franchises of a public or of a private nature, and be subject to all liabilities, restrictions, disabilities and duties of Acquiring Corporation. If at any time the Surviving Corporation shall consider or be advised that any further assignment or assurances in law or any things are necessary or desirable to vest in the Surviving Corporation, according to the terms hereof, the title to any property or rights of Acquiring Corporation, the last acting officers and directors of Acquiring Corporation (or the corresponding officers and directors of the Surviving Corporation) shall execute and make all such proper assignments and assurances and do all things necessary or proper to vest title in such property or rights in the Surviving Corporation, and otherwise to carry out the purpose and intent of this Agreement.

1.06. Filing of Certificate of Merger. As soon as practicable after the effectiveness of this Agreement, Acquiring Corporation shall deliver for filing duly executed Articles of Merger as required by the Nevada Corporation Code, and will take such other and further action in connection therewith as may be required by Nevada law to make the Merger effective as soon as practicable thereafter.

ARTICLE II:  Representations and Warranties of Famous Sam's to U.S.
Flywheel and
Acquiring Corporation

Famous Sam's hereby represents and warrants to U.S. Flywheel and Acquiring
Corporation that, as of Closing:

2.01. Corporate Organization. Famous Sam's (which term for purposes of this
Article II shall include any and all subsidiaries of Famous Sam's, if any) (a) is duly organized, validly existing and in good standing under the laws of the state of its organization and has all power and authority necessary to carry on its business as now being conducted and to own, lease or operate its properties and assets and (b) is duly qualified or licensed to do business as a foreign corporation in good standing in every jurisdiction in which the character or location of the properties and assets owned, leased or operated by it or the conduct of its business requires such qualification or licensing. At Closing a schedule shall be initialed and delivered by Famous Sam's to U.S. Flywheel and
Acquiring Corporation (the "Famous Sam's Disclosure Schedule") which lists in paragraph 2.01 thereof all jurisdictions in which Famous Sam's is qualified or licensed to do business, and has true, correct and complete copies of the articles and bylaws of Famous Sam's as presently in effect attached, as well as a Certificate of Existence/Authority from its state of organization, and
Certificates of Authority to do Business in each and every jurisdiction requiring such for the conduct of the business or operations of Famous Sam's.

2.02. Authorization. Famous Sam's has full corporate power and authority to enter into this Agreement and to carry out the transactions contemplated hereby.
The board of directors governing Famous Sam's has duly taken all action required by law and its governing documents to authorize the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby.
This Agreement has been duly and validly executed and delivered and no other individual or corporate action is necessary. This Agreement is a valid and binding obligation of Famous Sam's and is enforceable in accordance with its terms, except to the extent that: (a) the enforcement of certain rights and remedies created by this Agreement is subject to bankruptcy, insolvency, reorganization and similar laws of general application affecting the rights and remedies of the parties, and (b) the enforceability of any particular provision of this Agreement under principles of equity or the availability of equitable remedies (such as specific performance, injunctive relief, waiver or other equitable remedies) is subject to the discretion of court.

2.03. Compliance with Law. Famous Sam's is in material compliance with all laws, regulations and orders applicable to its businesses. Famous Sam's has not received any notification that it is in violation of any law, regulation or order and no material violation exists.

2.04. No Violations. Neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby will: (a) violate any provision of the articles or bylaws of Famous Sam's, (b) violate, be in conflict with, constitute a default (or an event which, with or without due notice or lapse of time, or both, would constitute a default) under, or cause or permit the acceleration of the maturity of any (i) debt, (ii) obligation,
(iii)
contract,
(iv) commitment or (v) other agreement to which Famous Sam's is a party, (c) result in the creation or imposition of any mortgage, pledge, lien, security interest, encumbrance or charge of any kind upon any of the property or assets of Famous Sam's under any debt, obligation, contract, agreement or commitment to which Famous Sam's is a party or by which Famous Sam's is bound, or
(d)  violate
any statute or law or any judgment, decree, order, regulation or rule of any court or governmental authority by which Famous Sam's is a party.

2.05. Shareholder Interests. The authorized and outstanding capital interests of Famous Sam's are set forth in paragraph 2.05 of the Famous Sam's Disclosure
Schedule. Each of the interests listed in paragraph 2.05 has been fully paid for and no amount is owing Famous Sam's in regards thereof and the same are owned free and clear of any and all liens and encumbrances of any kind whatsoever.
Except as indicated in said paragraph 2.05, there are no outstanding options, warrants, conversion privileges or other rights to purchase or acquire any interest in Famous Sam's and there were no contracts, commitments, understandings, arrangements or restrictions by which Famous Sam's is bound to issue any additional interests.

2.06.    Subsidiaries and Affiliates. Paragraph 2.06 of the Famous
Sam's Disclosure
Schedule lists all subsidiaries of Famous Sam's, and except as indicated in said paragraph 2.06, these interests are owned free and clear of any and all liens and encumbrances whatsoever.

2.07. Consents and Approvals of Government Authorities. No consent, approval or authorization of, or declaration, filing or registration with, any governmental or regulatory authority is required in connection with the execution, delivery and performance of this Agreement by Famous Sam's and the consummation of the transactions contemplated hereby.

2.08. Financial Statements. Famous Sam's at Closing shall have furnished U.S.
Flywheel and Acquiring Corporation with audited balance sheets of Famous Sam's as of December 31, 1994, and December 31, 1995, and an unaudited balance sheet as of March 31, 1996, or June 30, 1996, if the Closing shall occur after August
14, 1996, (collectively, the "Famous Sam's Balance Sheets"), and audited statements of income, cash flows and retained earnings for the years ended
December 31, 1993, December 31, 1994, and December 31, 1995, and the foregoing statements in unaudited form for the three months ended March 31, 1995, and March
31, 1996, or the six months ended June 30, 1995, and June 30, 1996, if the
Closing shall occur after August 14, 1996, as well as footnotes to all of the foregoing (collectively, the "Famous Sam's Operating Statements and Footnotes").
The latest unaudited Famous Sam's Balance Sheet will reflect that, as of the date thereof, there were total assets in the amount of $4,000,000 or more and
"tangible" shareholders' equity in the amount of $2,000,000 or more, or, in the alternative, Famous Sam's will present to U.S. Flywheel a business plan which reasonably substantiates the ability of Famous Sam's to meet these numbers within the 12 month period following Closing. The Famous Sam's Balance Sheets,
Operating Statements and Footnotes which are required to have been audited shall have been audited and examined by independent certified public accountants who are qualified to practice in front of the U.S. Securities and Exchange
Commission. The Famous Sam's Balance Sheets, Operating Statements and Footnotes shall be in accord with the books and records of Famous Sam's and shall present fairly the assets, liabilities and financial condition of Famous Sam's as of the date thereof and the results of Famous Sam's's operations for the periods then ended, all in accordance with generally accepted accounting principles ("GAAP") consistently followed throughout the year and presented in accordance with the rules and regulations promulgated under the Securities Act of 1933, as amended
(the "Securities Act") and the Securities Exchange Act of 1934, as amended (the
"Exchange Act").

2.09. No Undisclosed Liabilities or Obligations. The Famous Sam's Balance Sheets shall reflect in the appropriate category or categories all material liabilities and obligations of Famous Sam's as of the date thereof, and as of Closing Famous
Sam's shall have no material obligations or liabilities of any nature (absolute, accrued, contingent or otherwise, and whether due or to become due (herein
"liabilities")) except (a) liabilities which have been fully reflected or reserved against in the Famous Sam's Balance Sheets, which reserves are appropriate and reasonable, (b) liabilities incurred in the ordinary course of business and consistent with past practice since the date of the Famous Sam's
Balance Sheets and (c) as otherwise set forth in paragraph 2.09 of the Famous
Sam's Disclosure Schedule.

2.10. Absence of Certain Changes. Except for the execution of this Agreement and the consummation of the transactions contemplated herein and as set forth in paragraph 2.10 of the Famous Sam's Disclosure Statement, from the date of the
Famous Sam's Balance Sheet and to Closing, Famous Sam's shall not have:

    (a) suffered any material and adverse change in its financial condition, working capital, assets, liabilities, reserves, business,
    operations or prospects;

    (b) suffered any loss, damage, destruction or other casualty materially and adversely affecting any of the properties, assets
or
    business of Famous Sam's (whether or not covered by insurance);

    (c) borrowed or agreed to borrow any funds or incurred, or assumed or became subject to, whether directly or by way of guarantee or otherwise, any obligation or liability except obligations and liabilities incurred in the ordinary course of business and consistent with past conduct, or liabilities incurred
    to bring the Merger to fruition;

    (d) paid, discharged or satisfied any claims, liabilities or obligations, other than payments, discharges or satisfactions in
the
    ordinary course of business and consistent with past practice of liabilities or obligations reflected or reserved against in the Famous Sam's Balance Sheets or incurred in the ordinary course of
    business and consistent with past practice since the date of the
    Famous Sam's Balance Sheets;

    (e) permitted or allowed any of its property or assets (real, personal or mixed, tangible or intangible) to be subjected to any
    mortgage, pledge, lien, security interest, encumbrance, restriction or charge of any kind other than in the ordinary course of business.

    (f) written down the value of any inventory or written off as uncollectible any notes or accounts receivable;

    (g) canceled any debts or waived any claims or rights of substantial value, or sold, transferred, or otherwise disposed of
    any of its properties or assets (real, personal or mixed, tangible or intangible) other than in the ordinary course of business;

    (h) licensed or disposed of or permitted to lapse any rights to the use of any patent, trademark, trade name, technology, process, or other intangible asset, copyright, or disposed of
or
    disclosed to any person any such matters not theretofore a matter of public knowledge;

    (i) granted any general increase in the compensation of its directors, officers or employees (including any such increase pursuant to any bonus, pension, profit-sharing or other plan or commitment) or any increase in the compensation payable or to become
    payable to any such director, officer or employee;

    (j) made any capital expenditure or commitment in excess of $50,000 individually or in excess of $50,000 in the aggregate for
    additions to property, plant or equipment;

    (k) declared, paid or set aside for payment any distribution in respect of its proprietary interests (directly or indirectly)
or
    redeemed, purchased or otherwise acquired any of its outstanding proprietary interests or other securities;

    (l)  made any change in any method of accounting practice;

    (m) paid, loaned or advanced any amounts to, or sold, transferred or leased any properties or assets (real, personal
or
    mixed, tangible or intangible) to, or entered into any agreement or arrangement with, any of its directors, officers or affiliates;

    (n) entered into any other transaction, contract or commitment other than in the ordinary course of business;

    (o) been subject to any other event or condition of any character that has or might reasonably have a material and adverse
    effect upon its financial condition, business, assets or properties;
    or

    (p) agreed, whether in writing or otherwise, to take any action described in this paragraph.

2.11. Title to Properties; Encumbrances. The Famous Sam's Balance Sheets shall reflect in the appropriate category or categories all assets of Famous Sam's
(real, personal and mixed, tangible and intangible) as of the dates thereof.
Since the date of the latter of said balance sheets and to the Closing Date,
Famous Sam's shall not have acquired or disposed of any assets (herein "assets") except (a) assets acquired or disposed of in the ordinary course of business and consistent with past practice since the date of said Famous Sam's Balance Sheet or (b) as otherwise set forth in paragraph 2.11 of the Famous Sam's Disclosure
Schedule. Famous Sam's has good and marketable title to, or a valid leasehold interest in, all such assets and each is disclosed, as appropriate, in the Famous
Sam's Balance Sheets. None of such properties or assets is subject to any mortgage, pledge, lien, security interest, encumbrance, restriction or charge of any kind except the following: (a) liens which are shown on the Famous Sam's
Balance Sheets securing specified liabilities or obligations with respect to which no default exists; (b) liens reflected in paragraph 2.11 of the Famous
Sam's Disclosure Schedule; (c) minor imperfections of title, if any, none of which (individually or in the aggregate) is substantial in amount, materially detracts from the value or impairs the existing use of the property subject thereto, or impairs the operations of the entity owning the same, and (d) liens for current taxes not yet due and payable.

2.12. Equipment. The Famous Sam's Balance Sheets shall reflect in the appropriate category or categories all of the equipment owned by Famous Sam's as of the dates thereof. Since the date of the latter of said balance sheets, and to the Closing Date, Famous Sam's has not acquired or transferred any equipment
(herein "equipment") except (a) equipment acquired or disposed of in the ordinary course of business and consistent with past practice since the date of said
Famous Sam's Balance Sheets and (b) as otherwise set forth in paragraph 2.12 of the Famous Sam's Disclosure Schedule. The equipment is structurally sound with no material defects, in good operating condition and repair and adequate for the uses to which it is being put, and none of the equipment is in need of maintenance or repairs, except for ordinary and routine maintenance and repairs.

2.13. Inventory. The Famous Sam's Balance Sheet shall reflect in the appropriate category or categories all inventory owned by Famous Sam's as of the dates thereof. Since the date of the latter of said balance sheets and to the Closing
Date, Famous Sam's has not acquired or disposed of any inventory
(herein
"inventory") except (a) inventory acquired or disposed of in the ordinary course of business and consistent with past practice since the date of said
Famous Sam's
Balance Sheet and (b) as otherwise set forth in paragraph 2.13 of the Famous
Sam's Disclosure Schedule. All such inventory consists of a quality and quantity usable and salable in the ordinary course of business, and the present quantities of all inventory of Famous Sam's are reasonable in their present circumstances for its businesses.

2.14. Accounts and Notes Receivable. The Famous Sam's Balance Sheets shall reflect in the appropriate category or categories all accounts and notes receivable of Famous Sam's as of the date thereof, and each account receivable represents transactions actually made in the ordinary course of business. Since the date of the latter of said balance sheets and to the Closing Date, Famous
Sam's has not collected, acquired or disposed of any account or note receivable
(herein "receivables") except (a) receivables collected, acquired or disposed of in the ordinary course of business and consistent with past practice since the date of said Famous Sam's Balance Sheets and (b) as otherwise set forth in paragraph 2.14 of the Famous Sam's Disclosure Schedule. These receivables were current and remain collectible net of any reserves shown on and as of the date of the latest Famous Sam's Balance Sheets (which reserves were and remain adequate and established in accordance with past practice).

2.15. Patents, Trademarks and Tradenames. Famous Sam's has disclosed in paragraph 2.15 of the Famous Sam's Disclosure Schedule all of the patents, trademarks, trade names, copyrights, technology, know-how and processes in which it has any rights. Since the date of the latter of the Famous Sam's
Balance
Sheets and to the Closing Date, Famous Sam's has not acquired or disposed of any such technology (herein "proprietary technology") except (a) proprietary technology acquired or disposed of in the ordinary course of business and consistent with past practice since the date of said Famous Sam's Balance Sheet and (b) as otherwise set forth in paragraph 2.15 of the Famous Sam's
Disclosure
Schedule. Famous Sam's has the sole and exclusive right to use these assets and the consummation of the transactions contemplated hereby will not alter or impair any such rights. No claims have been asserted by any person to the use of these assets or challenging or questioning the validity or effectiveness of such and there is no valid basis for any such claim. The use of these assets does not infringe on the rights of any person.

2.16. Contracts and Commitments; No Default. Paragraph 2.16 of the Famous Sam's
Disclosure Schedule lists all material contracts and commitments to which Famous
Sam's is a party, including promissory notes, as of the date thereof. Except as shall be set forth in Paragraph 2.16 of the Famous Sam's Disclosure
Schedule:

    (a) Famous Sam's has no employment agreement with any officer, director, employee or agent, nor any agreement that contains any
    severance or termination pay liabilities or obligations;

    (b) Famous Sam's has no employee to whom it is paying aggregate direct remuneration at the annual rate of more than $60,000 for services rendered or commissions at a rate which (based on sales
by
    such employee during the last fiscal year would exceed $60,000;

    (c) Famous Sam's does not have any collective bargaining or union contract agreements;

    (d) Famous Sam's is not restricted by agreement from carrying on any of its businesses or any part thereof anywhere in the world or from competing in any line of said businesses with any person;

    (e) Famous Sam's has no debt obligation for borrowed money, including guarantees of or agreements to acquire any such debt obligation, of others;

    (f)  Famous Sam's has no outstanding loan to any person;

    (g) Famous Sam's has no obligation or liability as guarantor, surety, co-signor, endorser, co-maker, indemnitor or otherwise in
    respect of the obligation of any other person;

    (h) Famous Sam's is not subject to any obligation or requirement to provide funds to or make any investment (in the form of a loan, capital contribution or otherwise) in any person;

    (i) Famous Sam's is not a party to any agreement, contract, commitment or loan to which any of its directors, officers or affiliates or any of their affiliates is a party;

    (j) there are no outstanding sales or purchase contracts, commitments or proposals of Famous Sam's which will result in any
    loss exceeding $10,000 upon completion or performance thereof, after
    allowance for direct distribution expenses, except sales or purchase
    contracts, commitments or proposals which, in the aggregate, call
    for fixed and/or contingent payments thereunder of less than
$10,000
    per year;

    (k) Famous Sam's is not a party to any purchase or sale contract or agreement which has exceeded or will exceed 10% of the gross revenues, as provided under GAAP, in any twelve (12) month fiscal
    period;

    (l) Famous Sam's is not under any liability or obligation with respect to the return of inventory or merchandise in the possession
    of wholesalers, distributors, retailers or other customers;

    (m) Famous Sam's has not given any irrevocable power of attorney to any person, firm, corporation or other entity for any purpose whatsoever, except the appointment of agents to accept service of
    process; and

    (n) except for agreements, contracts, commitments or restrictions referred to in this section or elsewhere specifically disclosed pursuant to this Agreement, Famous Sam's has no agreement, contract,
    commitment or restriction which is material to any of its businesses, operations or prospects (for the purpose of this subsection, any agreement, contract, commitment or restriction may
    be deemed "immaterial" if it is a purchase or sale contract or agreement which has not exceeded or will not exceed 10% of the gross
    revenues, as provided under GAAP, in the 12 month fiscal period or if it may be canceled on 30 days' notice without premium, penalty or forfeiture and it calls for fixed and/or contingent payments thereunder of less than $10,000 per year).

All contracts, agreements, commitments or restrictions referred to in this section are valid and enforceable in accordance with their respective terms and
Famous Sam's is not in default in the performance of any of its obligations thereunder and is not aware of any event of default that has occurred which
(whether with or without notice, lapse of time, or both, or the happening or the occurrence of any other event) would constitute a default thereunder.

2.17. Leases. Paragraph 2.17 of the Famous Sam's Disclosure Schedule lists all material leases to which Famous Sam's is a party. All such leases are valid, binding and enforceable in accordance with their terms, and are in full force and effect. Except as set forth in said paragraph of the Famous Sam's Disclosure
Schedule, (a) there are no existing defaults by Famous Sam's or any other party under any lease, (b) no event of default has occurred which (whether with or without notice, lapse of time or the happening or occurrence of any other event) would constitute a default under any lease and (c) all lessors under the leases have consented (where such consent is necessary) to the consummation of the transactions contemplated by this Agreement.

2.18. Litigation. There is no legal, administrative, arbitration or other proceeding, claim or action of any nature or investigation pending or threatened against or involving Famous Sam's, or which questions or challenges the validity of this Agreement or which challenges any action to be taken by Famous Sam's pursuant to this Agreement or in connection with the transactions contemplated hereby, and Famous Sam's does not know or have any reason to know of any valid basis for any such legal, administrative, arbitration or other proceeding, claim or action. Famous Sam's is not subject to any judgment, order or decree entered in any lawsuit or proceeding which has had or may have an adverse effect on its business practices or on its ability to acquire any property or conduct its businesses in any area.

2.19. Tax Returns. Famous Sam's has duly filed all federal, state and local tax reports and returns required to be filed by it and has duly paid all taxes and other charges due or claimed to be due from it by federal, state and local taxing authorities; further, the reserves for taxes to be reflected in the Famous Sam's
Balance Sheets, if any, are adequate, and there are no tax liens upon any property or assets of Famous Sam's.

2.20. Insurance. Paragraph 2.20 of the Famous Sam's Disclosure Schedule contains an accurate and complete list and description of all material policies of fire, liability, worker's compensation and other forms of insurance owned or held by
Famous Sam's.  All such policies (a) are in full force and effect,
(b) are
sufficient for compliance with all requirements of law and of all agreements to which Famous Sam's is a party, (c) are valid, outstanding and enforceable policies, (d) provide adequate insurance coverage for the assets and operations of the party covered, (e) will remain in full force and effect through the respective dates set forth in the Famous Sam's Disclosure Schedule and (f) will not in any way be affected by, or terminate or lapse by reason of, the transactions contemplated by this Agreement.

2.21. Benefit Plans. Famous Sam's does not maintain or contribute to any
"employee pension benefit plan," as such term is defined in Section
3(2) of the
Employee Retirement Income Security Act of 1974, as amended
("ERISA").  Famous
Sam's does not maintain or contribute to any "employee welfare benefit plan," as such term is defined in Section 3(1) of ERISA, whether insured or otherwise.

2.22.    Labor Difficulties. Famous Sam's has been and remains in
material
compliance with all applicable laws respecting employment and employment
practices, terms and conditions of employment and wages and hours, including,
without limitation, any such laws respecting employment
discrimination and
occupational safety and health requirements, and is not engaged in any unfair
labor practice.  There are no unfair labor practice complaints against Famous
Sam's pending or threatened before the National Labor Relations
Board.  There are
no labor strikes, disputes, slowdowns or stoppages actually pending or threatened
against or directly affecting Famous Sam's.  No union
representation
question
exists respecting the employees of Famous Sam's. No grievance or any
arbitration
proceeding arising out of or under a collective bargaining
agreement
is pending
and no claims exist thereunder against Famous Sam's.  No collective bargaining
agreement is binding upon Famous Sam's.   Famous Sam's has not
experienced any
work stoppage or other material labor difficulty since January 1, 1993.

2.23. Permits and Licenses. Famous Sam's has obtained all necessary permits and licenses required in the operation and conduct of its businesses, all of which are now valid and in good standing; further, none of such unduly burdens or restricts Famous Sam's in the ordinary course of its businesses; and, further,
Famous Sam's has complied with all commitments and obligations under all such items.

2.24.    Disclosure.  No representations or warranties by Famous
Sam's in this
Agreement and no statement contained in any document (including, without limitation, the Famous Sam's Disclosure Schedule) or other writing furnished by
Famous Sam's to U.S. Flywheel or Acquiring Corporation pursuant to the provisions hereof or in connection with the transactions contemplated hereby contain any untrue statement of material fact or omit to state any material fact necessary in order to make the statements herein or therein, in light of the circumstances under which they were made, not materially misleading; further, there are no facts known to Famous Sam's which (either individually or in the aggregate) could or would materially and adversely affect or involve any substantial possibility of having a material and adverse effect upon the condition (financial or otherwise), results of operations, assets, liabilities or businesses of Famous
Sam's which have not been disclosed in this Agreement.

ARTICLE III:  Representations and Warranties of U.S. Flywheel and
Acquiring
Corporation to Famous Sam's

U.S. Flywheel and Acquiring Corporation hereby represent and warrant to Famous
Sam's that, as  of Closing:

3.01. Corporate Organization. U.S. Flywheel and Acquiring Corporation (a) are duly organized, validly existing and in good standing under the laws of the state of their organization and have all corporate power and authority necessary to carry on their business as now being conducted and to own, lease or operate their respective properties and assets and (b) are duly qualified or licensed to do business as foreign corporations in good standing in every jurisdiction in which the character or location of the properties and assets owned, leased or operated by them or the conduct of their business requires such qualification or licensing. A schedule has been initialed and delivered by U.S. Flywheel and
Acquiring Corporation to Famous Sam's at Closing (the "U.S.
Flywheel
Disclosure
Schedule") which lists in Paragraph 3.01 thereof all jurisdictions in which U.S.
Flywheel and its subsidiaries are qualified or licensed to do business, and has true, correct and complete copies of the articles and bylaws of U.S.
Flywheel and
Acquiring Corporation as presently in effect attached, as well as a
Certificate
of Good Standing from the various states of organization, and Certificates of
Authority to do Business in each and every jurisdiction requiring such for the conduct of the business or operations of U.S. Flywheel and Acquiring
Corporation.

3.02. Authorization. U.S. Flywheel and Acquiring Corporation have full corporate power and authority to enter into this Agreement and to carry out the transactions contemplated hereby. The board of directors governing U.S. Flywheel and Acquiring Corporation have each taken all action required by law and their governing documents to authorize the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby. This Agreement has been duly and validly executed and delivered and no other corporate action is necessary. This Agreement is a valid and binding obligation, enforceable in accordance with its terms, except to the extent that: (a) the enforcement of certain rights and remedies created by this Agreement is subject to bankruptcy, insolvency, reorganization and similar laws of general application affecting the rights and remedies of the parties, and (b) the enforceability of any particular provision of this Agreement under principles of equity or the availability of equitable remedies (such as specific performance, injunctive relief, waiver or other equitable remedies) is subject to the discretion of court.

3.03.    Compliance with Law.  U.S. Flywheel and Acquiring
Corporation are in
compliance with all laws, regulations and orders applicable to their respective businesses. Neither U.S. Flywheel nor Acquiring Corporation have received any notification that they or any of them are in violation of any law, regulation or order and no such violation exists.

3.04. No Violations. Neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby will: (a) violate any provision of the articles or bylaws of U.S. Flywheel or Acquiring Corporation,
(b) violate, be in conflict with, constitute a default (or an event which, with or without due notice or lapse of time, or both, would constitute a default) under, or cause or permit the acceleration of the maturity of any
(i) debt, (ii)
obligation, (iii) contract, (iv) commitment or (v) other agreement to which U.S.
Flywheel or Acquiring Corporation is or are a party, (c) result in the creation or imposition of any mortgage, pledge, lien, security interest, encumbrance or charge of any kind upon any of the property or assets of U.S. Flywheel and/or
Acquiring Corporation under any debt, obligation, contract, agreement or commitment to which U.S. Flywheel and/or Acquiring Corporation is or are a party or by which U.S. Flywheel and/or Acquiring Corporation is or are bound, or (d) violate any statute or law or any judgment, decree, order, regulation or rule of any court or governmental authority by which U.S. Flywheel and/or Acquiring
Corporation is or are a party.

3.05. Subsidiaries and Affiliates. U.S. Flywheel has no subsidiaries, other than
Acquiring Corporation, which has no subsidiaries.

3.06. Consents and Approvals of Government Authorities. No consent, approval or authorization of, or declaration, filing or registration with, any governmental or regulatory authority is required in connection with the execution, delivery and performance of this Agreement by U.S. Flywheel and Acquiring
Corporation and
the consummation of the transactions contemplated hereby.

3.07. Financial Statements. U.S. Flywheel has furnished Famous Sam's with audited balance sheets as of December 31, 1994, and December 31, 1995, and an unaudited balance sheet as of March 31, 1996, or June 30, 1996, if the Closing shall occur after August 14, 1996, (collectively, the "U.S.
Flywheel Balance Sheets"), and audited, consolidated statements of income, cash flows and retained earnings for the years ended December 31, 1993, December 31,
1994, and December 31, 1995, and the foregoing statements in unaudited form for the three months ended March 31, 1995, and March 31, 1996, or the six months ended June 30, 1995, and June 30, 1996, if the Closing shall occur after August
14, 1996, as well footnotes thereto (collectively, the "U.S.
Flywheel Operating
Statements and Footnotes"). The latest unaudited U.S. Flywheel Balance Sheet will reflect that, as of the date thereof, there were no assets or liabilities in U.S. Flywheel, unless such assets have been transferred and such liabilities satisfied subsequent to the date thereof, all to the reasonable satisfaction of
Famous Sam's.  The audited U.S. Flywheel Balance Sheets, Operating
Statements and
Footnotes have been audited and examined by independent, certified public accountants. The U.S. Flywheel Balance Sheets, Operating Statements and
Footnotes are in accord with the books and records of U.S. Flywheel and they completely and fairly present the assets, liabilities and financial condition of
U.S. Flywheel as of the date thereof and the results of U.S. Flywheel' operations, all in accordance with GAAP consistently followed throughout the year and presented in accordance with the rules and regulations promulgated under the
Securities Act and the Exchange Act.  The U.S. Flywheel Balance
Sheets, Operating
Statements and Footnotes do not reflect a material and adverse change from the financial statements presented in the Form 10-Q filed by U.S. Flywheel under the
Exchange Act for the three and nine months ended September 30, 1995.

3.08.    No Undisclosed Liabilities or Obligations.  The U.S.
Flywheel Balance
Sheets list in the appropriate category or categories all liabilities and obligations of U.S. Flywheel and Acquiring Corporation as of the date thereof.
U.S. Flywheel and Acquiring Corporation as of Closing have no obligations or liabilities of any nature (absolute, accrued, contingent or otherwise, and whether due or to become due (herein "liabilities")) except (a) liabilities which have been fully reflected or reserved against the U.S. Flywheel Balance Sheets, which reserves are appropriate and reasonable; (b) liabilities incurred in the ordinary course of business and consistent with past practice since the date of the latest U.S. Flywheel Balance Sheets; and (c) as otherwise set forth in paragraph 3.08 of the U.S. Flywheel Disclosure Schedule.

3.09. Absence of Certain Changes. Except as set forth in paragraph 3.09 of the
U.S. Flywheel Disclosure Statement, since the date of the latest
U.S. Flywheel
Balance Sheet, neither U.S. Flywheel nor Acquiring Corporation have:

    (a) suffered any material and adverse change in their respective financial condition, working capital, assets, liabilities, reserves, business, operations or prospects;

    (b) suffered any loss, damage, destruction or other casualty materially and adversely affecting any of the properties, assets
or
    business of U.S. Flywheel and/or Acquiring Corporation (whether or not covered by insurance);

    (c) borrowed or agreed to borrow any funds or incurred, or assumed or became subject to, whether directly or by way of guarantee or otherwise, any obligation or liability;

    (d) paid, discharged or satisfied any claims, liabilities or obligations, other than payments, discharges or satisfactions in
the
    ordinary course of business and consistent with past practice;

    (e)  permitted or allowed any of their property or assets
(real,
    personal or mixed, tangible or intangible) to be subjected to any mortgage, pledge, lien, security interest, encumbrance, restriction or charge of any kind;

    (f) written down the value of any inventory or written off as uncollectible any notes or accounts receivable;

    (g) canceled any debts or waived any claims or rights of substantial value, or sold, transferred, or otherwise disposed of
    any of their properties or assets (real, personal or mixed, tangible or intangible);

    (h) licensed or disposed of or permitted to lapse any rights to the use of any patent, trademark, trade name, technology, process, or other intangible asset, copyright, or disposed of or disclosed to any person any such matters not theretofore a matter of public knowledge;

    (i) granted any general increase in the compensation of their respective directors, officers or employees (including any such increase pursuant to any bonus, pension, profit-sharing or other
    plan or commitment) or any increase in the compensation payable or to become payable to any such director, officer or employee;

    (j)  made any capital expenditure or commitment;

    (k) declared, paid or set aside for payment any dividend or other distribution in respect of the Common Stock or (directly or indirectly) redeemed, purchased or otherwise acquired any of its
    Common Stock or other securities;

    (l)  made any change in any method of accounting practice;

    (m) paid, loaned or advanced any amounts to, or sold, transferred or leased any properties or assets (real, personal or mixed, tangible or intangible) to, or entered into any agreement or arrangement with, any of their respective directors, officers
or
    affiliates;

    (n) entered into any other transaction, contract or commitment;

    (o) been subject to any other event or condition of any character that has or might reasonably have a material and adverse effect upon their financial condition, business, assets or properties; or

    (p) agreed, whether in writing or otherwise, to take any action described in this paragraph.

3.10. Leases. Neither U.S. Flywheel nor Acquiring Corporation is or are a party to any lease.

3.11. Litigation. There is no legal, administrative, arbitration or other proceeding, claim or action of any nature or investigation pending or threatened against or involving U.S. Flywheel or Acquiring Corporation, or which questions or challenges the validity of this Agreement or which challenges any action to be taken by U.S. Flywheel or Acquiring Corporation pursuant to this Agreement or in connection with the transactions contemplated hereby, and U.S. Flywheel and
Acquiring Corporation do not know or have any reason to know of any valid basis for any such legal, administrative, arbitration or other proceeding, claim or action. Neither U.S. Flywheel nor Acquiring Corporation is or are subject to any judgment, order or decree entered in any lawsuit or proceeding which has had or may have an adverse effect on its business practices or on its ability to acquire any property or conduct their businesses in any area.

3.12. Tax Returns. U.S. Flywheel and Acquiring Corporation have duly filed all federal, state and local tax reports and returns required to be filed by them and have duly paid all taxes and other charges due or claimed to be due from them by federal, state and local taxing authorities; further, the reserves for taxes reflected in the U.S. Flywheel Balance Sheets, if any, are adequate, and there are no tax liens upon any property or assets of U.S. Flywheel or Acquiring
Corporation.

3.13. Permits and Licenses. U.S. Flywheel and Acquiring Corporation have obtained all necessary permits and licenses required in the operation and conduct of their respective businesses, all of which are now valid and in good standing;
further, none of such unduly burdens or restricts U.S. Flywheel or Acquiring
Corporation in the ordinary course of their respective  businesses;
and further,
U.S. Flywheel and Acquiring Corporation have complied with all commitments and obligations under all such items.

3.14. SEC Reports. Paragraph 3.14 of the U.S. Flywheel Disclosure Schedule contains the Form 10-KSB as of and for the year ended December 31, 1995, the Form
10-Q as of and for the three months ended March 31, 1996, or the Form 10-Q as of and for the six months ended June 30, 1996, if the Closing shall occur after
August 14, 1996, each as filed by U.S. Flywheel with the Securities and Exchange
Commission (the "Commission") pursuant to the Exchange Act. These reports were prepared in all material respects in accordance with the requirements of the
Exchange Act and the rules and regulations thereunder, and do not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the registration statements in which they were made, not misleading.
U.S. Flywheel has filed all reports with the Commission required to be filed by it prior to the period ended December 31, 1995.

3.24.    Disclosure.  No representations or warranties by U.S.
Flywheel in this
Agreement and no statement contained in any document (including, without limitation, the U.S. Flywheel Disclosure Schedule), certificate, or other writing furnished by U.S. Flywheel to Famous Sam's pursuant to the provisions hereof or in connection with the transactions contemplated hereby, contain any untrue statement of material fact or omit to state any material fact necessary in order to make the statements herein or therein, in light of the circumstances under which they were made, not misleading; further, there are no facts known to U.S.
Flywheel or its subsidiaries which (either individually or in the aggregate) could or would materially and adversely affect or involve any substantial possibility of having a material, adverse effect upon the condition (financial or otherwise), results of operations, assets, liabilities or businesses of U.S.
Flywheel and/or its subsidiaries which have not been disclosed in this Agreement.

       ARTICLE IV: Conduct of Famous Sam's Pending Closing

Pending Closing and until the Termination Date:

4.01. Regular Course of Business. Famous Sam's and its subsidiaries, if any, will carry on their respective businesses diligently and substantially in the same manner as heretofore conducted, and Famous Sam's and such subsidiaries shall not institute any new methods of purchase, sale, lease, management, accounting or operation or engage in any transaction or activity, enter into any agreement or make any commitment except in the ordinary course of business and consistent with past practice.

4.02. Capital Changes. Neither Famous Sam's nor any of its subsidiaries, if any, shall issue or sell, or issue options, warrants to purchase, conversion privileges or other rights to subscribe to, or enter into any arrangement or contract with respect to, any interests therein or any of their other securities, or make any other changes in their capital structure.

4.03. Subsidiaries. Neither Famous Sam's nor any of its subsidiaries, if any, shall organize any subsidiary, acquire any capital stock or other equity security of any entity or acquire any interest (equity, debt or otherwise) in any business, other than in the ordinary course of their business.

4.04. Organization. Famous Sam's and its subsidiaries, if any, shall preserve their existence and business organizations intact, keep available their key employees, and preserve their relationships with suppliers, dealers, licensors, licensees, distributors, customers and others having business relations with them.

4.05. Contracts. No contracts or commitments shall be entered into by or on behalf of Famous Sam's or any of its subsidiaries, if any, except in the ordinary course of business.

4.06. Insurance; Property. All property (real, personal and mixed and whether owned or leased by Famous Sam's or any of its subsidiaries) shall be insured in the manner contemplated by Article II, Section 2.20 hereof, and all such property shall be used, operated, maintained and repaired in a careful and reasonably efficient manner.

4.07. No Default; Amendment. Neither Famous Sam's nor any of its subsidiaries, if any, shall do any act or omit to do any act, or permit any act or omission to act, which shall cause a material breach of any material contract or commitment of Famous Sam's or any of its subsidiaries, nor shall they amend any material contract.

4.08. Compliance with Laws. Famous Sam's and its subsidiaries, if any, shall duly comply with all laws applicable to them and their properties, operations, businesses and employees.

4.09. Tax Returns. Famous Sam's and its subsidiaries, if any, shall promptly prepare and file all federal, state, local and foreign tax returns and amendments thereto required to be filed by them.

4.10. No Acquisitions. Neither Famous Sam's nor any of its subsidiaries, if any, will approve or undertake in any manner any merger, consolidation, asset acquisition or disposition or tender offer or other takeover transaction or furnish or cause to be furnished any information concerning their business, properties or assets to any person (other than to U.S. Flywheel) which is interested in any such transaction, or solicit or encourage any inquiries or proposals for the acquisition of all or any part of their capital interests, assets or business.

ARTICLE V: Obligations of Famous Sam's, U.S. Flywheel and Acquiring Corporation Pending Closing

Famous Sam's, U.S. Flywheel and Acquiring Corporation hereby covenant and agree with one another that:

5.01. Full Access. Famous Sam's, U.S. Flywheel and Acquiring Corporation shall afford to one another, their respective counsel, officers, directors, accountants and authorized representatives full access to one another's physical facilities, books and records in order that they may each have full opportunity to make such investigations as they shall desire to make of the affairs of one another;
provided, however, that any such investigation shall be conducted in such a manner so as not to interfere unreasonably with the operation of the business of either Famous Sam's, U.S. Flywheel and/or Acquiring Corporation, and, further, each of the parties hereto shall cause their respective officers, directors and independent and in-house accountants and attorneys to furnish such additional financial and operating data and other information as any of them shall from time to time reasonably request, including access to the working papers of their independent certified public accountants.

5.02.    Confidentiality.  Famous Sam's, U.S. Flywheel and
Acquiring
Corporation
shall (and shall cause their respective counsel, officers, directors, accountants and representatives to) hold in confidence and not disclose to any other for any reason whatsoever any and all information received by any one or more of them from one or more of the others in connection with the transactions contemplated hereby that any party identifies with reasonable specificity in writing as proprietary ("Proprietary Information"); except to the extent that such
Proprietary Information was previously known to the party to whom it is being disclosed or was otherwise available from third persons without restriction on its further use or disclosure or was otherwise not legally protectable as proprietary information; provided, however, that nothing herein contained shall be deemed to preclude any party from (a) asserting that any document or information (whether or not embodied in a document) asserted by any party to be proprietary is not entitled to protection as such on the grounds that such
Proprietary Information was previously known to the party to whom it was disclosed or was otherwise available from third persons without restriction on its further use or disclosure or otherwise not legally protectable as proprietary, and (b) thereafter freely using or disclosing such information unless a court of competent jurisdiction finally determines that this provision does not apply to such information.

5.03. Financial Statements. On or prior to Closing, Famous Sam's shall deliver to U.S. Flywheel and Acquiring Corporation the Famous Sam's Balance Sheets,
Operating Statements and Footnotes and an unqualified report and opinion from independent certified public accountants pertaining to the audited Famous Sam's
Balance Sheets, Operating Statement and Footnotes. The presentation of the foregoing shall be in such a manner so as to comply with the rules and regulations under the Securities Act and the Exchange Act. Correspondingly, on or prior to Closing, U.S. Flywheel and Acquiring Corporation shall deliver to
Famous Sam's the U.S. Flywheel Balance Sheets, Operating Statements and Footnotes and an unqualified report and opinion from independent certified public accountants pertaining to the audited U.S. Flywheel Balance Sheets, Operating
Statement and Footnotes. The presentation of the foregoing shall be in such a manner so as to comply with the rules and regulations under the Securities Act and the Exchange Act.

5.04.    Further Assurances.  Famous Sam's, U.S. Flywheel and
Acquiring Corporation
shall after the Execution Date and Closing execute and deliver such instruments and take such other actions as the other party may reasonably require in order to carry out the intent of this Agreement.

5.05.    Public Announcements.  Famous Sam's, U.S. Flywheel and
Acquiring
Corporation shall consult with each other before issuing any press releases or otherwise making any public statements with respect to the transactions contemplated herein and shall not issue any such press release or make any such public statement prior to such consultation. Approval by Famous Sam's, U.S.
Flywheel or Acquiring Corporation of such press releases and public statements shall not be unreasonably withheld.

   ARTICLE VI: Conditions to Famous Sam's's Closing Obligation

The obligation of Famous Sam's to effect the transactions contemplated herein shall be subject to the satisfaction, on or before Closing, of each of the following conditions:

6.01. Representations and Warranties True. The representations and warranties of U.S. Flywheel and Acquiring Corporation contained herein, in the U.S. Flywheel
Disclosure Schedule and in all certificates and other documents delivered by U.S.
Flywheel and Acquiring Corporation to Famous Sam's pursuant hereto or in connection with the transactions contemplated hereby shall be in all material respects true and accurate as of Closing.

6.02. Performance. U.S. Flywheel and Acquiring Corporation shall have performed and complied with all agreements, obligations, conditions and covenants required by this Agreement to be performed or complied with by it on or prior to Closing.

6.03.    Delivery of U.S. Flywheel Financial Statements.  U.S.
Flywheel and
Acquiring Corporation shall have delivered to Famous Sam's the U.S.
Flywheel
Financial Balance Sheets, Operating Statements and Footnotes.

6.04. No Governmental Proceeding or Litigation. No suit, action, investigation, inquiry or other proceeding by any governmental body or other person or entity or legal or administrative proceeding shall have been instituted or threatened which questions the validity or legality of the transactions contemplated hereby or which if successfully asserted would otherwise have a material and adverse effect on the conduct of the business or assets of U.S. Flywheel or Acquiring
Corporation.

6.05. Delivery of Consideration. U.S. Flywheel shall have delivered that consideration set forth in Section 1.04 hereof.

ARTICLE VII: Conditions to U.S. Flywheel's and Acquiring
Corporation's Closing
Obligations

The obligation of U.S. Flywheel and Acquiring Corporation to effect the transactions contemplated herein shall be subject to the satisfaction, on or before Closing, of each of the following conditions:

7.01. Representations and Warranties True. The representations and warranties of Famous Sam's contained herein, in the Famous Sam's Disclosure Schedule and in all certificates and other documents delivered by Famous Sam's pursuant hereto or in connection with the transactions contemplated hereby shall be in all material respects true and accurate as of Closing.

7.02. Performance. Famous Sam's shall have performed and complied with all agreements, obligations, conditions and covenants required by this Agreement to be performed or complied with by them on or prior to Closing.

7.03.    Delivery of Famous Sam's Financial Statements.  Famous
Sam's shall have
delivered to U.S. Flywheel and Acquiring Corporation the Famous
Sam's Financial
Balance Sheet, Operating Statements and Footnotes.

7.04. No Governmental Proceeding or Litigation. No suit, action, investigation, inquiry or other proceeding by any governmental body or other person or entity or legal or administrative proceeding shall have been instituted or threatened which questions the validity or legality of the transactions contemplated hereby or which if successfully asserted would otherwise have a material and adverse effect on the conduct of the business or assets of Famous Sam's or any of its subsidiaries.

            ARTICLE VIII: Termination and Abandonment

8.01.    Methods of Termination.  This Agreement may be terminated
and the
acquisition evidenced hereby abandoned at any time prior to Closing by:

    (a) mutual written consent of Famous Sam's, U.S. Flywheel and Acquiring Corporation;

    (b)  Famous Sam's if the conditions precedent provided for in
    Article VI of this Agreement shall not have been met or waived in writing by Famous Sam's on or prior to August 2, 1996.

    (c) U.S. Flywheel and Acquiring Corporation if the conditions provided for in Article VII of this Agreement shall not have been
    met or waived in writing by U.S. Flywheel on or prior to August
2,
    1996.

8.02. Procedure Upon Termination. In the event of termination and abandonment pursuant to subsections (b) or (c) of Section 8.01 hereof, written notice thereof shall forthwith be given to the other party or parties, and this Agreement shall terminate and the transactions contemplated hereby shall be abandoned without further action by either party. If this Agreement is terminated as provided herein:

    (a) each party will return all documents, work papers and other material of any other party relating to the transactions contemplated hereby, whether obtained before or after the execution
    hereof, to the party furnishing the same; and

    (b) all Proprietary Information received by any party hereto with respect to the business of any other party or its subsidiaries shall not at any time be used for the advantage of, or disclosed to third persons by, such party for any reason whatsoever, except as contemplated in Article V, Section 5.02 hereof.





                  ARTICLE IX: General Provisions

9.01. Waiver. Any failure on the part of any party to comply with any of its obligations, agreements or conditions hereunder may be waived in writing by the party to whom such compliance is owed; however, waiver on one occasion does not operate to effectuate a waiver on any other occasion.

9.02. Notices. All notices and other communications hereunder shall be in writing and shall be deemed to have been given on the date of receipt if delivered in person or three days after such is sent by prepaid, first class, registered or certified mail, return receipt requested, or, again, on the date of receipt if sent by facsimile as follows: if to Famous Sam's, Mr. Gerald Ross,
8351 East Broadway, Tucson, Arizona 85710; (520) 296-9102, and if to
U.S.
Flywheel, Mr. William Haaker, 3871 S.  Rosemary, Denver, Colorado;
(303) 759-3408.

9.03. Entire Agreement. This Agreement (and the documents, notes, lists and other agreements executed in connection and on even date herewith, including the respective Disclosure Schedules) constitutes the entire agreement between the parties regarding the subject matter hereof, and supersedes and cancels any other agreement, representation or communication, whether oral or written, between the parties hereto and relating to the subject matter hereof.

9.04. Headings. The article and paragraph headings in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

9.05. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Colorado.

9.06. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute but one and the same instrument.

9.07. No Oral Modification. This Agreement may be amended solely in writing, and only after the mutual agreement of the parties.

9.08.    Survival of Representations, Warranties and Covenants.
The
representations, warranties, covenants and agreements contained herein shall survive Closing for a period of two years at which time they shall expire.

9.09. Severability. The invalidity or unenforceability of any one or more of the provisions of this Agreement shall not affect the validity or enforceability of any of the other provisions hereof, and this Agreement shall be construed in all material respects as if such invalid or unenforceable provisions were omitted.

9.10. Successor and Assigns. This Agreement, and each and every provision hereof, shall be binding upon and inure to the benefit of the parties, their respective successors, successors-in-title and assigns, and each and every successor-in-interest to any party, whether such successor acquires such interest by way of gift, purchase, foreclosure, or by any other method, who shall hold such interest subject to all of the terms and conditions of this Agreement.
Notwithstanding the foregoing, this agreement and the rights and obligations hereunder shall not be assignable or delegable by any party.

9.11. Expenses. Each party shall pay its own expenses incurred by or on behalf of it in connection with the authorization, preparation, execution and performance of this Agreement.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed and delivered on the Execution Date.

FAMOUS SAM'S FRANCHISE CORPORATION, an Arizona corporation


By:
    Gerald Ross, President


U.S. FLYWHEEL SYSTEMS, INC. a California corporation


By:
     William Haaker, President


TRI-BEAU ACQUISITION COMPANY, a Nevada corporation



By:
     Mark Hogan, President

                          EXHIBIT 10.8

                          Liquidation Trust

                        LIQUIDATION TRUST

     THIS AGREEMENT is made by and between U.S. Flywheel Systems, Inc., a California corporation (the "Corporation"), and William Haaker and
Mark
Hogan (collectively, the "Trustees").

WHEREAS, the Corporation has resolved to liquidate all of its remaining assets and transfer all of its remaining liabilities;

WHEREAS, the Corporation, through its board of directors, has selected
Messrs. Haaker and Hogan to be the Trustees of this Trust and, upon their termination, resignation or total disability or death to select a successor trustee (the "Successor Trustee"); and

WHEREAS, the Corporation desires to provide for the orderly payment of its obligations and then provide for the distribution of its remaining assets, if any, to its stockholders, as more fully set forth herein;
and

WHEREAS, the Trustees have agreed to supervise such process to the extent herein set forth;

NOW, THEREFORE, the Corporation hereby establishes the U.S.
Flywheel
Systems, Inc., Liquidating Trust as follows:

                            ARTICLE 1
               (Identification of Parties and Term)

     1.1  This Trust shall be known as the U.S. Flywheel Systems,
Inc.,
Liquidating Trust (the "Trust").

     1.2  The Trustees of this Trust shall be Messrs. William
Haaker
and
Mark Hogan. Upon the termination, resignation or total disability or death of each of the Trustees, the Board of the Corporation then obtaining shall select a "Successor Trustee."

     1.3 The term of this Trust shall terminate upon the sale or distribution of all assets held under this Trust as hereinafter set forth.

                            ARTICLE 2
                          (Trust Corpus)

     2.1 Effective March 31, 1996, the Corporation shall be deemed to have transferred to the Trustees of the U.S. Flywheel Systems, Inc. Liquidating Trust the property listed on Schedule A attached hereto and made a part hereof.

     2.2  The Trustees and Corporation hereby agree as follows:

          (a) The Trustees shall as soon as possible wind down the current operations and business of the Corporation as transferred to the Trust.

          (b) The Trustees shall thereafter as soon as possible satisfy all of the obligations of the Corporation as transferred to the Trust, as set forth on Schedule B, and,
          then, transfer to the Stockholders a pro rata interest in the then assets of the Corporation.

     2.3 If additional assets or liabilities now owned or owed by the
Corporation is or are identified, the same shall also be transferred to the Trustees of this Trust pursuant to the terms hereof.

                            ARTICLE 3
              (Assets and Debts of the Corporation)

     3.1  The Corporation represents to the Trustees the following:

          (a) To the best of its knowledge and belief, all of the assets of the Corporation are as set forth in Schedule A attached hereto and made a part hereof.

          (b) To the best of its knowledge and belief, all of the enforceable obligations of the Corporation are as listed in
          Schedule B attached hereto and made a part hereof.

     3.2 The Trustees shall notify the creditors listed in Schedule
B
of the pending liquidation. The Trustees shall be held harmless and indemnified by the Corporation and the stockholders jointly and severally for any and all expense or obligation which shall arise as a result of their administration of the Trust. The Trustees shall not be under any obligation to make a diligent search to identify any unlisted or locate any listed creditors of the Corporation.

                            ARTICLE 4
                          (Revocability)

     The Trust is irrevocable.

                            ARTICLE 5
               (Distributions of Income and Corpus)

     5.1 After making a determination of the liabilities against the
Corporation as set forth in Article 3, the Trustees shall determine and redetermine from time to time, at their sole and reasonable discretion, the amount of assets necessary to satisfy such claims and shall:

          (a) Identify which assets are to be retained for such purpose;

          (b) Identify which assets are to be retained to meet the expenses of administering this Trust;

          (c) Identify which assets are to be sold and the proceeds
          used for the purposes set forth in (a) and (b)

          (d) Identify which assets are to be sold and, if the obligations of this Trust, as set forth in Article 3 above
          have been met, distributed to the Stockholders; and

          (e) Identify which assets are, upon the satisfaction of the obligations of this Trust, distributed in kind to the Stockholders.

     5.2 The Trustees shall as soon as possible sell pursuant to private sale the assets of the Corporation set forth in Schedule A.

     5.3 Thereafter, the Trustees shall, in their sole and absolute discretion, have the power and duty to:

          (a) Retain any assets to be retained for the purposes herein set forth;

          (b) Sell assets which are to be sold for the purposes herein set forth;

          (c) Upon a determination of the maximum reasonable amounts needed to pay obligations, distribute any cash type items, excess liquidation proceeds and investment income; and

          (d) Upon the satisfaction of all obligations of this Trust, distribute assets which remain to the Stockholders.

                             ARTICLE 6
                       (Perpetuities Rule)

     If the provisions hereunder shall be violative of the rule against perpetuities, then this Trust shall terminate if it has not previously terminated, twenty-one (21) years after the death of the last survivor of all of the Stockholders.

                            ARTICLE 7
                           (Accounting)

     7.1 The Trustees shall have the entire care and custody of all of the assets comprising the Trust estate, and shall maintain full and accurate books of account and records of receipts and disbursements and other financial transactions relative to the Trust estate, all of which shall be available for inspection at any reasonable time by any Stockholder or member of the board of directors or officer of the Corporation, or his or her legal representative.

     7.2 The Trustees shall not be required to render any accounting to any court, stockholder, board member or officer of the Corporation, other than as required under Section 7.1 hereof or by law.

                            ARTICLE 8
                 (Powers and Duties of Trustees)

     8.1 The Trustees shall have the following powers and duties, in extension and not in limitation of the powers given by law, it being intended that the Trustees possess the broadest, fullest and most complete power and authority and in each case to be exercised from time to time in such manner and to such extent as the Trustees, in their sole and absolute discretion, shall deem advisable and desirable, and without order or license of court:

          (a) to take possession of any insurance proceeds and of any property forming a part of the Trust estate; to receive additions to the Trust under this instrument by gift or will
          or otherwise and to hold and administer the same under the provisions hereof; and to collect the income and profits from such property;

          (b) to retain indefinitely all property in the form in which the same shall be received, without liability for any loss that may be incurred thereby, and without regard to the proportion that any one asset or class of assets may bear to
          the whole;

          (c) to purchase, invest in, reinvest in, or otherwise acquire and to retain, whether originally a part thereof
or
          subsequently acquired, any and all stocks, bonds, notes, or other securities, as is deemed advisable, whether or not such investments be of the character permissible for investments by fiduciaries;

          (d) To option, sell and convey, mortgage, encumber, lease, exchange, pledge, partition, plat, subdivide, improve, repair, surrender, abandon or otherwise deal with or dispose of any and all property forming a part of the Trust estate, at such time or times and in such a manner and upon such terms as, in the absolute and uncontrolled discretion of the Trustees may be deemed expedient and proper; to give options therefor;
to
          execute deeds, transfers, leases, pledges, mortgages and other instruments of any kind;

          (e) to pay if deemed advisable any obligation of the Corporation, including expenses of administration, federal
and
          state income, transfer, franchise, single business, license or other like taxes and fees;

          (f) to borrow money upon terms acceptable to the Trustees
          from any person or corporation, including any banking corporation and to pledge or mortgage any property as security
          therefor and to renew any indebtedness incurred by the Corporation or by the Trustees;

          (g) to open and to close checking or savings accounts in banks or similar financial institutions, and/or safety deposit
          boxes in the name of the Trustees or in the name of a nominee, with or without indication of any fiduciary capacity; to deposit cash in and withdraw cash from such accounts and/or
          boxes, with or without indication of any fiduciary capacity;
          to hold such accounts and/or securities in bearer form, or in the name of the Trustees or in the name of a nominee with or without indication of any fiduciary capacity;

          (h) to give general or special powers of attorney for voting or acting in respect of shares or securities, which may be discretionary and with power of substitution; to deposit shares or securities with, or transfer them to, protective
          committees or similar bodies; to join in any reorganization and to pay assessments or subscriptions called for in connection with shares or securities held by the
Trustees;

          (i) as part of the liquidation or sale process, to construct, alter or repair buildings or structures on real
          estate; to settle boundary lines and easements and other rights with respect to real estate; to partition and to joint
          with co-owners and others in dealing with real estate in any way;

          (j) to exercise or sell any option, right or privilege to
          purchase stock or other securities or property which the Settlor might have or which becomes available during the administration of the Trust estate;

          (k) to adjust, arbitrate, compromise, sue or defend, abandon or otherwise deal with and settle any and all claims in favor of or against the Trust estate as they deem proper;

          (l) to employ investment counsel, custodians or estate property, brokers, accountants, attorneys, and any other agents; generally to do any act or thing and execute all instruments necessary, incidental or convenient to the proper
          administration of the Trust estate;

          (m) to keep any or all of the Trust property at any place or places within the United States or abroad or with a depositary or custodian at such place or places;

          (n) to pay over to the Stockholders the entire principal of the Trust, thereby terminating the Trust, when in the uncontrolled discretion of the Trustees it might become expedient or advisable to do so for the following reasons
or
          any other reason whatsoever which the Trustees may deem sufficient: (a) changes in the political, economic or social
          order in the United States; (b) legislation, regulation or court decisions detrimental to the Trust, or any beneficiary hereof; (c) lack of availability of suitable Trust investments for an extended period; (d) insufficient principal to justify the expense of continuing the Trust's existence; or (e) other events which do or may tend to greatly impair the intent and purpose of this instrument; and

          (o) to comply with the requirements of any agreement or agreements to which the Corporation might be a party.



     8.2 All powers given to the Trustees by this instrument are exercisable by the Trustees only in a fiduciary capacity. Notwithstanding any other provisions of this Agreement, the powers vested in the Trustees under this Article or under any other Article in this instrument shall be effective only so long as their existence will not cause the Trust property or any part thereof to be included in the estate of the person holding such power unless some other term or terms of this
Trust Agreement already cause such result.

                            ARTICLE 9
                            (Trustees)

     9.1  The Trustees of this Trust shall be as set forth in
Article 1.

     9.2 If the Trustees shall become incapacitated through illness, age or other cause, the board of the Corporation shall appoint a successor.

     9.3 A Trustee hereunder may resign at any time by delivering thirty (30) days' written notice to that effect to the remaining Trustee
or, if none, to the Corporation.   If no successor Trustee is named
upon
the resignation of the Trustee, a successor shall be appointed in writing by the then Stockholders of the Corporation. If no successor Trustee is appointed by the effective date of a Trustee's resignation, the resigning
Trustee shall have the right to select and appoint his successor.

     9.4 References to the Trustee or Trustees include Successor Trustees. A Successor Trustee shall succeed to all of the title, powers, rights, discretion, obligations and immunities of the original Trustees.
Provided, the Successor Trustee shall not be obligated to accept, ratify or approve of any of the acts, omissions, or defaults of the Trustees, nor shall he be required to audit or verify the records of the Trustees.
Nor shall the fact the Successor Trustee has assumed and carried out his duties without protest or exception be deemed such an acceptance, ratification or approval. The Successor Trustee shall be entitled to rely upon any statements and records of the Trustees as to the assets of this Trust and shall have no responsibility or liability hereunder to any person for the assets of this Trust until reduced to the possession of the Successor Trustee.

     9.5 No one dealing with the Trustees need inquire concerning the validity of anything they purport to do, or need see to the application of any money paid or any property transferred to or upon the order of the
Trustees.

     9.6 No Trustee shall be responsible for the acts or omissions of a
Co-trustee or for allowing a Co-trustee to have custody or control of the funds, securities, or property. Each Trustee shall be responsible only for his acts or omissions. Furthermore, a Successor Trustee shall not be liable for any action taken by any Trustee prior to the time such Successor Trustee becomes a Trustee.

     9.7 A Trustee may, by an instrument in writing, delegate all or any powers of discretion to a Co-trustee for a limited period of time and may renew such delegation from time to time.

     9.8 The Trustee estate and the income therefrom shall be chargeable with the reasonable expense of the Trustee in the administration of the Trust and with reasonable compensation for the services of the Trustee.

     9.9 No bond shall be required of any Trustee hereunder, or if a bond is required by law, only a nominal bond shall be required.

                           ARTICLE 10
                        (Miscellaneous)

     10.1 This Agreement of Trust shall always be interpreted under the laws of the State of Colorado.

     10.2 It any provisions of this declaration of Trust should be invalid or unenforceable, the remaining provisions shall continue to be fully effective.

     10.3 In any proceeding involving the construction or operation of this Agreement, the then identified Trustees shall represent all unknown and undetermined beneficiaries, and any order, judgment or decree tendered in such proceeding shall be binding upon all unknown and undetermined creditors.

     10.4 This Agreement need not and shall not be registered with any
Court unless the Trustees, in their sole discretion, deem it advisable to do so, or the laws of any state having jurisdiction thereof do not permit the same to be exempted from registration.

     10.5 To the same effect as if it were the original, any one may rely upon a copy certified by a notary public to be a true copy of this instrument (and of the writings, if any, endorsed thereon or attached thereto). Anyone may rely upon any statement of fact certified by anyone who appears from the original document or a certified copy thereof to be a Trustee hereunder.

     IN WITNESS WHEREOF, the Corporation and the Trustees have executed this Agreement to be effective as of the 31st day of March, 1996.



TRUSTEE:                                TRUSTEE:







William Haaker                          Mark Hogan

                                   CORPORATION:

                                   U.S. FLYWHEEL SYSTEMS, INC.
Attest:




  By:
Mark S. Pierce, Assistant Secretary                    William
Haaker,
President
                            SCHEDULE A

              Assets of U.S. Flywheel Systems, Inc.

Cash

Accounts Receivable

Due from Affiliate:

Prepaid Expenses

Investment in Partnership

Other
                                                          $0.00

                                                          $0.00

                                                    $555,747.00

                                                          $0.00

                                                    $195,000.00

                                               $           0.00

                                                     $750,747.00

                           SCHEDULE B

Accounts and Other Payables as of Mach 31, 1996
Amount

1.   Caldwell, Becker, Dervin, Petrick & Company
$5,000.00
2.   No others known.

     Total                                             $5,000.00