Form 10QSB
period 1996-03-31
US FLYWHEEL SYSTEMS INC
filed 1996-07-24
CIK 928958

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended:    March 31, 1996


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




Littleton, Colorado
July 22, 1996

I.  PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements


  FAMOUS SAM'S GROUP, INC., F/K/A, U.S. FLYWHEEL SYSTEMS, INC.
                 (a development stage company)

                         BALANCE SHEETS



                          March 31, 1996   December 31, 1995
                           (unaudited)

ASSETS:

Current Assets             $     ----       $         ----
Other Assets               $     ----       $         ----

          Total Assets     $      ----      $         ----

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
 Accounts payable            $ 37,076          $   37,076

   Total Current Liabilities:$37,076           $   37,076

Stockholders' Equity
   Common stock, no par value,
   12,010,000 shares issued and
    outstanding             3,724,323          3,724,323
Deficit accumulated during
    development stage      (3,761,399)         (3,761,399)

    Total Liabilities and
       Stockholders'Equity
        (Deficit)          $         ---       $        ----










The accompanying notes form an integral part of these statements.




  FAMOUS SAM'S GROUP, INC., F/K/A, U.S. FLYWHEEL SYSTEMS, INC.
                 (a development stage company)


                    STATEMENTS OF OPERATIONS


                                   Three months ended March 31,
                                         (Unaudited)
                                   1996               1995

Revenues                        $  ----            $      75

Expenses                           ----             $ 4,064

Gain from sale of assets

Net Gain (Loss)                    ----             $(3,989)

Net Gain (Loss)
     per common share                *                   *

Weighted average shares         12,010,000         12,010,000

* - Less than $.001 per share.



















The accompanying notes form an integral part of these statements.

  FAMOUS SAM'S GROUP, INC., F/K/A, U.S.
                             FLYWHEEL SYSTEMS, INC.
                 (a development stage company)


                    STATEMENTS OF CASH FLOWS



                                    Three Months Ended March 31
                                          (Unaudited)
                                     1996                1995

Cash Flows Provided (Used) by
     Operating activities:
     Net Loss (Gain)              $    ---             $(3,989)
     Increase in due from affiliate    ---             (      0)
     Increase in accounts payable     ---                  143
     Increase in interest payable      ---                 936
     Net cash flows provided (used) by
       operating activities       $    ---             $(2,910)

Cash Flows Provided by Investing Activities:
     Interest earned                   ---                ---
     Net cash flows provided by
     investing activities               ---               ---

Cash Flows Provided by
   Financing Activities:
     Increase in amounts
       due shareholders          $                      $(3,100)
     Net cash flows provided
       by financing activities $       ---             $(3,100)

Increase (Decrease) in cash:    $     ---              $    190

Cash at beginning of the period  $    ---              $     939

Cash at end of period:         $     ---               $ 1,129










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

FAMOUS SAM'S GROUP, INC.
(Registrant)

By:  Robert D'Alesio
     Robert D'Alesio, President
        and Chief Executive Officer



By:  Robert D'Alesio
     Robert D'Alesio, Chief Financial
        and Accounting Officer and Treasurer



                      *   *   *   *   * *