Form 10QSB
period 1996-06-30
US FLYWHEEL SYSTEMS INC
filed 1996-07-24
CIK 928958

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    June 30, 1996


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

/s/ Halliburton, Hunter & Associates, P.C.




Littleton, Colorado
July 22, 1996

Item 1.  Financial Statements


  FAMOUS SAM'S GROUP, INC., F/K/A, U.S. FLYWHEEL SYSTEMS, INC.
                 (a development stage company)

                         BALANCE SHEETS

                        June 30, 1996      December 31, 1995
                         (unaudited)

ASSETS:

Current Assets          $      ----         $    ----
Other Assets            $      ----         $    ----

   Total Assets         $      ----         $    ----

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
  Accounts payable      $  37,076           $  37,076

   Total Current
     Liabilities:       $ 37,076            $   37,076

Stockholders' Equity
   Common stock, no par value,
   12,010,000 shares issued and
    outstanding         3,724,323           3,724,323
Deficit accumulated
   during development
    stage               (3,761,399)         (3,761,399)

     Total Liabilities
      and Stockholders'
        Equity (Deficit)$    ---             $    ----










The accompanying notes form an integral part of these statements.

  FAMOUS SAM'S GROUP, INC., F/K/A, U.S. FLYWHEEL SYSTEMS, INC.
                 (a development stage company)


                    STATEMENTS OF OPERATIONS

                                         Six months ended
                                             June 30,
                                        (Unaudited)
                                    1996                1995

Revenues                           $ ----           $    95

Expenses                             ----           $11,158

Gain from sale of assets

Net Gain (Loss)                      ----           $(11,063)

Net Gain (Loss)
     per common share                 *                   *

Weighted average shares         12,010,000          12,010,000

* - Less than $.001 per share.



















The accompanying notes form an integral part of these statements.

  FAMOUS SAM'S GROUP, INC., F/K/A,
                                U.S. FLYWHEEL SYSTEMS, INC.
                 (a development stage company)


                    STATEMENTS OF CASH FLOWS


                                      Six Months Ended June 30
                                             (Unaudited)
                                     1996                1995

Cash Flows Provided (Used) by
     Operating activities:
     Net Loss (Gain)                $   ---          $(11,063)
     Increase in due from affiliate     ---          (      0)
     Increase in accounts payable       ---             4,579
     Increase in interest payable       ---               650
     Net cash flows provided (used) by
       operating activities         $   ---           $(5,834)

Cash Flows Provided by Financing Activities:
     Increase in due shareholders      ---              4,925

Net cash flows provided by
     financing activities                ---            4,925

Increase (Decrease) in cash:       $     ---        $   (910)

Cash at beginning of the period:   $     ---        $     939

Cash at end of period:             $     ---        $      29










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