Form 10QSB
period 1996-09-30
FAMOUS SAMS GROUP INC
filed 1996-11-22
CIK 928958

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 1996


   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 0-24736


  Famous Sam's Group, Inc., f/k/a U.S. Flywheel Systems, Inc.
(Exact name of small business issuer as specified in its charter)

             Nevada                            88-0361701
(State or other jurisdiction of             (I.R.S. employer
incorporation or organization)           identification number)


   8351 East Broadway, Tucson, Arizona              85710
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code:     (520) 296-1110

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YesX No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 20, 1996, there were approximately 1,083,813 shares outstanding.

Item 1.  Financial Statements

                    FAMOUS SAM'S GROUP, INC.
                 (a development stage company)

                         BALANCE SHEET

                                   September 30, 1996  December 31, 1995
                                          (unaudited)
ASSETS:

Current Assets
  Cash                                          $29,770       $18,413
  Accounts Receivable                            70,017        69,101
  Prepaid expenses                                6,000         4,255
     Total Current Assets                       105,787        91,769

Fixed assets (at cost):
  Furniture, equipment,
    and leasehold improvements                  270,765       107,226
  Less: Accumulated Depreciation              (100,907)        68,258
     Net Fixed assets                           169,858        38,968

Other Assets:
  Trademark, logos, franchise
     organizational expenses                 143,750           1,178
  Deposits and other assets                      13,271        93,702
     Total Other Assets                         157,021        94,880

     Total Assets                              $432,666      $225,617

     LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities:
  Current portion of long-term debt         $    44,029       $19,619
  Accounts payable and accrued expenses         122,404        34,202
  Deferred franchise fees                        37,500        37,500
     Total Current Liabilities                  166,433        91,321

  Total Long-Term Debt                          390,933       173,893

Stockholders' Equity (Deficit):
  Preferred stock, $.01 par value per
  share, 1,000,000 shares authorized,
  no shares issued

Common Stock, $.001 par value per share,
  10,000,000 shares authorized, 1,083,813
  shares issued and outstanding                   1,000         2,000
  Additional paid-in-capital                      1,000          -

Retained Earnings (Deficit)                   (126,700)      (41,597)

     Total Stockholders' Equity (Deficit)     (124,700)      (39,597)
     Total Liabilities and Equity (Deficit)    $432,666      $225,617

The accompanying notes form an integral part of these statements.

                    FAMOUS SAM'S GROUP, INC.
                 (a development stage company)

                    STATEMENTS OF OPERATIONS
                          (Unaudited)

                    3 Mos. Ended    3 Mos. Ended    9 Mos. Ended  9 Mos. Ended
                    Sep. 30, 1996   Sep. 30, 1995 Sep. 30, 1996 Sep. 30, 1995
Revenues:
  Franchise fee          $      0       $  25,000      $  34,250      $  92,500
  Franchise royalties     151,612         120,949        437,084        324,676
  Franchise advertising    22,765          27,505         79,560         78,215
  Entertaining fees and
     other income          25,325          34,416         82,464         87,917

     Total revenues       199,702         207,870        633,358        583,308


Expenses:
  Advertising              59,204          56,739        180,692        194,397
  Salaries and wages       62,973          46,857        168,703        130,631
  Office expenses          27,400          43,974        101,123        109,878
  Rent                     12,978          11,060         34,818         33,273
  Professional fees        12,565          15,736         46,761         31,223
  Insurance                19,024           8,933         37,610         29,387
  Interest expenses        13,428           7,264         31,685         18,341
  Legal & accounting       17,592           2,985         31,629         12,772
  Taxes and licenses        9,423          10,799         49,005         25,460
  Depreciation &
    amortization           16,354           2,970         35,940          8,323

     Total expenses       250,941         207,317        717,966        593,685

  Income (Loss)
    before taxes          $(51,239)           $553      $(84,608)      $(10,377)

Income taxes - Note 2

Net Income (Loss)        $(51,239)           $553       $(84,608)      $(10,377)

  Net Income (Loss)
     per common share     $(.06)          $(.11)


  Weighted average shares920,278         781,585














The accompanying notes form an integral part of these statements.
                    FAMOUS SAM'S GROUP, INC.
                  (a development stage company)
                    STATEMENT OF CASH FLOWS
                  Increase (Decrease) in Cash
                          (Unaudited)

                                        9 Months Ended 9 Months Ended
                                          Sep. 30, 1996 Sep. 30, 1995

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                         $     (84,608) $     (10,377)

Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
   Depreciation and amortization                  35,940          8,323
Changes in assets and liabilities:
   Accounts receivable                             1,164       (20,434)
   Prepaid expenses                                2,386         10,259
   Refundable deposits                            82,284       (55,670)
   Accounts payable                               54,692        (2,255)
   Accrued expenses                             (43,921)         15,601
   Income taxes                                   (50)              0

   Total adjustments                             132,495       (44,176)

Net cash provided by
 (used in) operating activities                   47,887       (54,553)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of assets                            (164,181)       (20,233)
Purchases of miscellaneous assets              (151,096)
0
Loans (made) repaid                              123,617          3,217

Net cash provided by
 (used in) investing activities                (191,660)       (17,016)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans                              311,727        196,665
Principal payments on loans                     (202,477)      (85,270)
Prior period adjustment                          45,875             0

Net cash provided by
 (used in) financing activities                  155,125        111,395

Net increase (decrease) in cash                   11,352         39,826

Cash at beginning of period                       18,413         23,896



The accompanying notes form an integral part of these statements.

                     FAMOUS SAM'S GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996


1. ORGANIZATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year
ended December 31, 1996.   The unaudited consolidated financial
statements should be read in conjunction with consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995.

The accompanying consolidated financial statements include the accounts of Famous Sam's Group, Inc. ("Famous Sam's Group"), and Famous Sam's Franchise Corporation ("FSFC"). (Famous Sam's Group and FSFC are collectively referred to herein as the "Company.") All material intercompany balances and transactions have been eliminated.

On July 23, 1996, Famous Sam's Group, acquired all of the outstanding shares of FSFC, then a privately-held Arizona Corporation, in a stock for stock exchange. Under the terms of this transaction, the shareholders of FSFC were given 700,000 shares (70%) of the common stock of Famous Sam's Group ("Common Stock") in exchange for 100% of the capital of FSFC. As a result, the acquisition has been accounted for as a reverse acquisition under APB 16. As a result of the acquisition, the Company is now primarily engaged in the sale of "Famous Sam's" restaurant/bar franchises. The corporation's offices are located in Tucson, Arizona.

The information presented has been prepared in accordance with the requirements of APB16 and assumes the acquisition of FSFC occurred at January 1, 1996.

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Revenue Recognition - Franchise agreements outline the contractual obligations of both the franchisee and franchisor, including compensation to FSFC for the authorization to operate a Famous Sam's restaurant/bar and for the use of trademarks.

Franchise Fees - These fees are paid as a purchase price for the right to operate a Famous Sam's franchise. Prospective franchisees are evaluated and initial requirements for purchase of the franchise, such as the acquisition of a liquor license and the franchisee's financial condition, are evaluated prior to receipt of the franchisee fee. The franchise fee covers primarily the cost of leasing and training and the acquisition of leasehold improvements. The fee is generally nonrefundable. The franchisor may terminate an agreement because of difficulties in establishing the franchise, such as the inability to obtain a suitable location or obtain a liquor license. When the franchisor terminates under those conditions, 50% of the fees are nonrefundable. The fee is generally recognized in the period received; however, where significant franchise terms have not been finalized, the refundable portion of the fee is deferred.

Royalties and Advertising Fees - Royalties and advertising fees are computed on a percentage of the franchisee's gross liquor, food and beverage sales. These fees are remitted monthly and are recognized as income in the same period as franchisee sales.

Property and Equipment - Property and equipment are carried at cost. Depreciation on property and equipment are computed using the straight-line method over the useful lives of the assets, which range from five to seven years.

Income Taxes - Deferred income taxes are provided to give effect to timing differences between pretax accounting income and net taxable income for federal income tax reporting purposes. There were no significant differences between pretax accounting income and net taxable income for the periods ended September 30, 1996. There is no income tax accrual due to the current year's loss.

Trademarks - The cost of registering and developing trademarks and logos are capitalized and amortized over a period of five years. Costs to modify basic trademarks and logos for specific events or advertising campaigns are expensed as incurred.

Organization Costs - Organization costs are capitalized and amortized over a period of five years.

3. ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 1996, are summarized as follows:

     Franchise royalties                           $  55,065
     Advertising fees                                  6,901
     Miscellaneous reimbursements                      8,051

     Total                                              $  70,017

4.   OTHER ASSETS

Other assets include capitalized costs expended for the registration and development of trademarks and logos, voluntary contributions by FSFC for improvements to existing franchises, and refundable deposits. These assets are summarized as follows:

  Trademark and logos                               $ 10,836
  Franchise improvements                              11,883
  Organization costs                                 150,000

                                                      22,719
  Accumulated amortization                            28,969

     Net other assets                              $ 143,750

5.   LONG-TERM DEBT

Long-term debt at September 30, 1996, is summarized as follows:

  Note payable to relatives of the stockholders and
  other individuals, bearing interest at the rate of
  10.00% annually, payments of interest only, until
  January, 1998, unsecured                         $ 295,406

  Note payables to stockholders, interest at
  the rate of 10.00% annually, payments of
  $ 2,921 monthly including interest,  due
  January 31, 1998                                    81,448



  Capital lease obligations,  interest  at
  various   rates,   payable  in  monthly
  installments of $1,300 through March 2000           58,108
                                                     434,962

  Less: Current Maturities                          (44,029)

  Total Long-Term Debt                             $ 390,933

6.   LEASE OBLIGATIONS

FSFC leases its offices from the majority shareholder of Famous Sam's Group on a month-to-month basis. During the nine months ended September 30, 1996, the amount of the lease payment was equal to the amount required by the stockholder to repay the loans secured against the building. The amount of the rent payments was $34,818 for the period ended September 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources: Capital resources from operations during the three and nine months periods ended September 30, 1996, were primarily provided by franchise royalties ($151,612 and $437,084, respectively), franchise advertising ($22,765 and $79,650, respectively), franchise advertising ($22,765 and $79,650, respectively) and entertainment fees and other income ($25,325 and $82,464, respectively). Franchise fees also contributed, but to a much lesser extent, in the respective amounts of $0 and $34,250 to income from operations. Capital resources were further provided from an increase in accounts payable of $88,202. During the first nine months of 1996, net cash of $47,887 was generated by operations.

Capital resources were also provided from the incurrence of debt in the amount of $311,727 during the first nine months of 1996, although
$202,477 of this amount was used to repay previous debt which had been incurred. A prior period adjustment of $45,875, along with the foregoing, resulted in $155,125 being generated from financing activities.

The foregoing resulted in an increase in cash of $11,352 during the first nine months of the current year, after taking into account the uses discussed immediately above.

Results of Operations:

Famous Sam's Acquisition

In May, 1996, Famous Sam's Group entered into a letter of intent with FSFC, which was immediately followed by a formal agreement (the "Reorganization Agreement"). Pursuant to the Reorganization Agreement, Famous Sam's Group agreed to acquire all of the outstanding capital stock of FSFC in exchange for 700,000 post-split shares of Common Stock. Prior to closing under the Reorganization Agreement, Famous Sam's Group was required to (i) change its name, (ii) change its domicile, (iii) reverse split its Common Stock, (iv) bring itself current in the filing of reports with the Securities and Exchange Commission, (v) file all the reports required by federal and state regulatory and taxing authorities,
(vi) transfer all assets in trust for the benefit of its shareholders prior to the reorganization and (vii) satisfy all liabilities then outstanding. FSFC, under the Reorganization Agreement, was required to produce a business plan that, within one year of closing, reasonably projected assets of $4,000,000 or more and a net tangible book value of at least $2,000,000. FSFC was further required under the Reorganization Agreement to provide audited and unaudited financial statements allowing for compliance by the Company following closing with the rules and regulations of the Commission. All conditions to closing were met and closing occurred on July 23, 1996. In connection with the acquisition, the Company incurred costs of $150,000, all of which were capitalized during the third quarter.

Company Operations

Franchise royalties increased $30,663 (25.35%) to $151,612 from $120,949 and $112,408 (34.62%) to $437,084 from $324,676 during the three and nine month periods ended September 30, 1996, as compared to the comparable periods of 1995, due to the increase in number of existing franchised operations in 1996 as compared to 1995 and due to the maturing sales base of previously existing franchises. Franchise advertising and entertaining fees and other income remained fairly constant during the three and nine months ended September 30, 1996, as compared to the comparable periods of 1995. Franchise fees fell $25,000 to $0 (100%) and $58,250 (62.97%) to $34,250 from $92,500 during the respective three and nine month periods of 1996 as compared to their 1995 counterparts, due to the Company having to update its franchise sales packages and not being able to solicit franchise sales as a result. These packages have now been updated and franchise sales solicitations have begun again. Management anticipates closing several franchise sales in the final quarter of 1996. The Company, therefore, suffered a slight decrease in revenues to $199,702 from $207,870 during the third quarter, but, in spite of the foregoing, the nine month period revenues increased to $633,358 from $583,308, although by not as much as would have occurred had the franchise sales packages been available for distribution.

Advertising fees, office expenses, professional fees and rent remained fairly constant during the three and nine months ended September 30, 1996, as compared to the comparable periods of 1995. Salaries and wages increased $16,116 (34.39%) to $62,973 from $46,857 and $38,072 (29.14%)
to $168,703 from $130,631 during the first three and nine months of 1996, respectively, as compared to 1995. Also, insurance expenses increased $10,091 (112.96%) to $19,024 from $8,933 and $8,223 (27.98%)
to $37,610 from $29,387, interest expense increased $6,164 (84.85%) to $13,428 from $7,264 and $13,344 (72.75%) to $31,685 from $18,341, legal and accounting expenses increased $14,607 (489.34%) to $17,592 from $2,985 and $18,857 (147.64%) to $31,629 from $12,772, and depreciation and amortization increased $13,384 (450.64%) to $16,354 from $2,970 and $27,617 (331.81%) to $35,940 from $8,323. Tax and license expenses remained fairly constant during the three months ended September 30, 1996, as compared to the comparable period of 1995 and increased $23,545 (92.47%) to $49,005 from $25,460 for the nine periods being compared. These increases occurred primarily as a result of the Company's relocation to new corporate headquarters, the expansion of its franchise support base to accommodate further franchise sales and the update of its franchise sales documents, as well as the registration by FSFC in additional states to sell franchises. The foregoing resulted in increases of $43,624 (21.04%) to $250,941 from $207,317 and $124,281
(20.93%) to $717,966 from $593,685 in total expenses for the three and nine month periods ended September 30, 1996, as compared to 1995.

The result of the foregoing was a loss of $51,239 and $84,608 during the three and nine month periods ended September 30, 1996 as compared to a $553 net income and a loss of $10,377 during 1995. Management is presently negotiating for the sales of several additional franchises and for the sale of an area development network, many of which are expected to occur in the final quarter of 1996, the result of which will, if consummated, significantly improve the operating results of the Company for the year as a whole.

On September 30, 1996, the Company, indirectly through a wholly-owned subsidiary, entered into a management agreement with a corporation owned by two executive officers and members of the Board of Directors of the Company to manage a franchised operation of FSFC in Tucson, Arizona, the assets and liabilities of which had just been purchased from an unaffiliated third-party. The agreement may be terminated by either party at any time and entitles the Company to retain all revenues generated by the business during the term of the agreement, and, correspondingly, requires the Company to pay all expenses, liabilities and obligations incurred in the purchase and operations of the business.

On October 7, 1996, the Company, indirectly through another wholly-owned subsidiary, entered into a management contract with an unaffiliated corporation to manage a second franchised operation in Tucson, Arizona. The agreement has a four-year term, and entitles the Company to retain all revenues and, correspondingly, to pay all expenses, liabilities and obligations incurred in the operation of the business. The agreement further obligates the Company to assume the payment of two promissory notes in the original principal amount of $150,000. The Company, during, but prior to the end of the term of the agreement, may purchase the business by paying off the foregoing notes and paying $25,000 to the owners of the business. If the option is exercised during the term of the agreement and sold by the Company prior to December 31, 1997, the owner shall also be entitled to receive as additional payment under the option 25% of the net profit realized on the resale. The Company may purchase this business at the end of the term of the Agreement by paying $25,000 to the owners.
                  PART II - OTHER INFORMATION

Item 1.  Litigation

No material legal proceedings to which the Company or Famous Sam's (or any officer or director of the Company or Famous Sam's, or any affiliate or owner of record or beneficially of more than five percent of the common stock of the Company, to management's knowledge) is a party or to which the property of the Company or of Famous Sam's is subject is pending and no such material proceeding is known by management of the Company or of Famous Sam's to be contemplated.

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

Item 6.  Exhibits and Reports on Form 8-K

A) Management Agreement by and between Dino of Tucson, Inc., and Alpha Sam's, Inc. dated September 30, 1996.

B) Management Agreement by and between SWAR, Inc., and Beta Sam's, Inc. dated October 7, 1996.

C)   Form 8-K dated July 23, 1996.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of November, 1996.

FAMOUS SAM'S GROUP, INC.
(Registrant)

By:   /s/ Gerald Ross
  Gerald Ross
  Chief Executive Officer


By:   /s/ Sandra Ross
  Sandra Ross
     Chief Financial Officer


By:   /s/ Gerald Ross
  Gerald Ross, Director


By:   /s/ Sandra Ross
  Sandra Ross, Director


By:   /s/ Thomas VanBuskirk
  Thomas VanBuskirk, Director













                      *   *   *   *   *  *

                            EXHIBIT A

                      MANAGEMENT AGREEMENT
                             BETWEEN


           DINO OF TUCSON, INC., AND ALPHA SAM'S, INC.

                     dated September 30, 1996


                      MANAGEMENT AGREEMENT

     This agreement is made this 30th day of September, 1996, by and between DINO of TUCSON, INC. ("Dino"), an Arizona corporation, and ALPHA SAM'S, INC. ("Alpha Sam's"), an Arizona corporation.

     WHEREAS, the parties have entered into an agreement on or prior to September 30, 1996 under which Alpha Sam's has agreed to manage and operate a restaurant and bar operation ("Subject Business") owned by Dino, Inc., located at 5801 South Palo Verde, Tucson, Arizona, and doing business as Famous Sam' #7, and

     WHEREAS, the parties desire that Alpha Sam's take late immediate possession of Subject Business and commence management of the Subject Business, and

     WHEREAS, the parties desire to reduce their agreement to writing, the parties agree as follows:

     1. Alpha Sam's shall take possession and control of the Subject Business on the 30th day of September, 1996, and begin to manage and operate the business under the terms and conditions contained herein. At present, Ed McGuire will oversee the day-to-day operations of the Subject Business.

     2. Alpha Sam's shall have the right to retain all gross revenues received from its operation of the Subject Business during the term of this Agreement. Alpha Sam's will assume all expenses, liabilities and obligations incurred relating to the operation of the Subject Business, including, but not limited to, rent payments, taxes, franchise royalty payments, note obligations assumed by Dino in acquiring the Subject Business from Dos Pallesos/Al Ballesteros, utilities, labor and any other expenses related to the normal and regular operation of the Subject Business.

     3. This agreement will remain in effect until the parties mutually agree to terminate the agreement. This agreement may also be terminated upon Dino's sale of the Subject Business to a third party.

DINO OF TUCSON, INC.,                      ALPHA SAM'S, INC.,
   an Arizona corporation                  an Arizona corporation




By:   /s/ Gerald Ross                      By:   /s/ Gerald Ross
     Gerald Ross, President                   Gerald Ross, President

                            EXHIBIT B

                      MANAGEMENT AGREEMENT
                             BETWEEN


                 SWAR, INC. AND BETA SAM'S, INC.

                      dated October 7, 1996

                      MANAGEMENT AGREEMENT
                    (with Option to Purchase)

     This agreement is made this 7th day of October, 1996, by and between SWAR, INC., an Arizona corporation, and BETA SAM'S, INC., an Arizona corporation.

     WHEREAS, the parties have entered into an agreement on or prior to October 7, 1996 whereby Beta Sam's, Inc., will take over management of a restaurant and bar operation ("Subject Business") owned by SWAR, Inc., located at 2480 West Ruthrauff, Tucson, Arizona and doing business as Famous Sam's #3, and

     WHEREAS, the parties desire that Beta Sam's, Inc., take over possession and control of the Subject Business at 9:00 a.m. on Tuesday, October 8, 1996 ("Date of Possession") and manage and operate the Subject Business under the terms and conditions contained herein, and

     WHEREAS, the parties desire to reduce their agreement to writing, the parties agree as follows:

     1. Beta Sam's, Inc., shall take over possession and control of the Subject Business at 9:00 a.m. on Tuesday, October 8, 1996.

     2. Beta Sam's, Inc., shall retain all gross revenues derived during the term of this Agreement resulting from its management and operation of the Subject Business. Beta Sam's, Inc., will assume all expenses, liabilities and obligations incurred relating to the operation of the Subject Business, including, but not limited to, rent payments, taxes, franchise royalty payments, utilities, labor and any other expenses related to the normal operation of the Subject Business. Such expenses are limited to those incurred after Beta Sam's, Inc. takes over possession and control of the Subject Business.

     3. Beta Sam's, Inc., will assume the Goetz and Rothman Notes, totaling approximately ONE HUNDRED FIFTY THOUSAND and NO CENTS ($150,000.00), payable in monthly installments of approximately THREE THOUSAND TWO HUNDRED SEVENTY-FIVE DOLLARS and NO CENTS ($3,750.00). Beta Sam's, Inc., will not assume any other obligations, either past or future, incurred by (1) SWAR, Inc., its affiliates, designees or assignees, (2) Al Ballesteros, and/or Dos Pallesos, Inc., or any other entity through which Al Ballesteros operated or managed the Subject Business, or (3) David Wilber, or any entity through which David Wilber operated, managed or exhibited any control over the Subject Business.

     4. Beta Sam's, Inc., will operate the Subject Business for a maximum of four (4) years from the date that its takes control and possession of the Subject Business. At the end of the four-year period, Beta Sam's, Inc., at its sole discretion, will either return control and management of the Subject Business to SWAR, Inc., or its designee or successor, or will pay SWAR, Inc., or its designee or successor, a total of TWENTY-FIVE THOUSAND DOLLARS and NO CENTS ($25,000.00) to purchase the Subject Business outright.

     5. Beta Sam's, Inc., also is granted the right to purchase the Subject Business at any time during the term of this Agreement. If Beta Sam's, Inc., elects to exercise its option to purchase the Subject Business during the term of this Agreement, the purchase price will be TWENTY-FIVE THOUSAND DOLLARS and NO CENTS ($25,000.00), plus any balances on the above referenced Goetz and Rothman Notes. Further, should Beta Sam's, Inc., elect to exercise its option to purchase the Subject Business during the term of this Agreement and thereafter resells the Subject Business prior to December 31, 1997, SWAR, Inc., or its designee or successor, shall be entitled to 25 % of the net profit realized by Beta Sam's, Inc., on the sale. The net profit shall be defined as the resale price, less the following: (1) any and all amounts paid on the Goetz and Rothman Notes, (2) the $25,000.00 paid by Beta Sam's, Inc., to exercise its option to purchase the Subject Business during the term of this Agreement, upon closing of the sale from SWAR, Inc., to Beta Sam's, Inc., this Management Agreement will terminate immediately.

     6. During the term of this Agreement, SWAR, Inc., will maintain ownership of the Subject Business. However, Beta Sam's Inc., will use its own Federal, State and City Tax Identification Numbers for the payment of taxes. Further, Beta Sam's, Inc., will have all utilities changed into its own name. All vendor billings from the Date of Possession forward, during the term of this Agreement will be Beta Sam's, Inc.'s responsibility and will be secured by a corporate guarantee. All insurance policies covering the Subject Business will name SWAR, Inc., as an "additionally insured".

     7. SWAR, Inc. will be held harmless from any liability or obligation incurred by Beta Sam's Inc., in connection with Beta Sam's Inc.'s operation and management of the Subject Business during the term of this Agreement.

     8. Within five (5) days of the Date of Possession, Beta Sam's, Inc. will pay to SWAR, Inc., its pro-rata share of the rent for October, 1996, provided that as of the Date of Possession, SWAR, Inc.,has paid October's rent in full.

     9. During the period of time that Beta Sam's, Inc. is operating and managing the Subject business under the terms of this Agreement, Beta Sam's, Inc., agrees to operate and manage the Subject Business under the same terms and conditions as SWAR, Inc., is obligated under the terms of its Franchise Agreement. If Beta Sam's, Inc., exercises its option to purchase the Subject Business either during the term of the Agreement or at its completion, it is contemplated that Famous Sam's Franchise Corporation will terminate the Franchise Agreement. By signing this Agreement, SWAR, Inc., agrees and consents to the immediate termination of its Franchise Agreement with Famous Sam's Franchise Corporation upon Beta Sam's, Inc.'s exercise of its option to purchase the Subject Business.

     10. At the change of possession of all existing inventory, the till set-up and unit change fund monies being used by the Subject Business will become the property of Beta Sam's, Inc. At the expiration of this Agreement, if Beta Sam's, Inc., does not elect to exercise its option to purchase the Subject Business, a like amount of monies and inventory will be returned to SWAR, Inc., or its designee or successor.

     11. The parties acknowledge that, on or about February 28, 1996. Al Ballesteros signed what purports to be a Management Agreement with SWAR, Inc., related to the management of the Subject Business. The parties to the present Agreement do not express any opinion concerning the validity or enforceability of that document. Further, Al Ballesteros agrees that he will not seek to enforce any rights that he may derive from the February 28, 1996, agreement, against Beta Sam's, Inc. Further, by signing this Agreement, Al Ballesteros agrees that he will not take any action, either directly or indirectly, personally, or through an agent, that would in any way impede, restrict or otherwise hinder Beta Sam's, Inc.'s ability to perform its obligations under the terms of this Agreement.

     12. This Agreement shall be binding and inure to the benefit of the parties hereto and their respective legal representatives, successors and assigns.

     13. No delay or failure by either party to exercise any right hereunder, and no partial or single exercise of any right, shall constitute a waiver of that or any other right, unless otherwise expressly provided herein.

     14. Headings in this Agreement are for convenience only and shall not be used to interpret or construe its provisions.

     15. This Agreement shall be governed by and construed in accordance with the laws of the State of Arizona.

     16. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     17.  Time is of the essence in the performance of this Agreement.

     18. This Agreement supersedes all prior agreements and constitutes the entire agreement between the parties hereto with regard to the subject matter hereof.

     19. All notices hereunder shall be in writing and delivered either personally or by certified mail, postage prepaid and addressed to the parties at the following addresses:

     SWAR Corporation                 Beta Sam's Corporation
     c/o Al Phillips                  8351 East Broadway, Suite 101
     Secretary - Treasurer            Tucson, Arizona 85710
     1030 West Antelope Creekway
     Tucson, Arizona 85737

SWAR, Inc.,                          BETA SAM'S, INC.,
an Arizona corporation               an Arizona corporation




By:  /s/ Albert L. Phillips                  By:   /s/ Gerald Ross
 Albert L. Phillips, Secretary-Treasurer     Gerald Ross, President




                                   ADALBERTO BALLESTEROS,
                                   a married man, individually,



                                   /s/ Adalberto Ballesteros

                            EXHIBIT C

                            FORM 8-K

                       dated July 23, 1996


               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549


                           FORM 8-KSB


                         CURRENT REPORT

               Pursuant to Section 13 or 15(d) of
              the Securities Exchange Act of 1934




                             July 23, 1996
                            (Date of Report)

                         Famous Sam's Group, Inc.
        (Exact name of registrant as specified in its charter)



                            Nevada
         (State or other jurisdiction of incorporation)



              0-24736                           88-0361701
    (Commission File Number)       (IRS Employer Identification Number)


              8351 East  Broadway, Tucson, AZ  85710
  (Address of principal executive offices including zip code)


                          (602) 296-1110
      (Registrant's telephone number including area code)


                    U.S. Flywheel Systems, Inc.
    (Former name or former address, if changed since last report)

Item 1.  Change in Control of Registrant.

Acquisition of Famous Sam's Franchise Corporation as a Wholly-Owned
Subsidiary:

In May, 1996, Famous Sam's Group, Inc., a Nevada corporation (the "Company"), which was formerly a California corporation known as U.S. Flywheel Systems, Inc., entered into a letter of intent with Famous Sam's Franchise Corporation, an Arizona corporation ("Famous Sam's"), which was followed on May 17, 1996, by a formal agreement (the "Reorganization Agreement"). Pursuant to the Reorganization Agreement, the Company agreed to acquire all of the outstanding capital stock of Famous Sam's in exchange for 700,000 post-split shares of Common Stock. Prior to closing under the Reorganization Agreement, the Company was required to (i) change its name, (ii) change its domicile, (iii) reverse split its Common Stock, (iv) bring itself current in the filing of its reports with the U.S. Securities and Exchange Commission, (v) file all of the reports required by federal and state regulatory and taxing authorities, (vi) transfer all assets in trust for the benefit of its shareholders and (vii) satisfy all liabilities. Famous Sam's, under the Reorganization Agreement, was required, prior to closing, to either produce a balance sheet as of a recent date showing that, after closing, the Company, on a consolidated basis with Famous Sam's, had assets of $4,000,000 or more and a net tangible book value of at least $2,000,000, or, in the alternative, produce a business plan which reasonably allowed for the foregoing within one year after closing. The latter of these alternative was met. Famous Sam's was further required under the Reorganization Agreement and prior to closing to provide audited and unaudited financial statements allowing for compliance by the Company following closing with the rules and regulations of the Commission. These were also provided.

Due to the full and timely compliance with the foregoing conditions precedent, the closing occurred on July 23, 1996, pursuant to the mutual instruction of the Company and Famous Sam's. The closing resulted in the issuance of an additional 700,000 shares of the "restricted" common stock of the Company to Gerald and Sandra Ross, as well as the appointment of a new board of directors and executive officers of the Company.

New Directors and Executive Officers:

The following table sets forth all current directors and executive officers of the Company and Famous Sam's, as well as their ages:





    NAME                       AGE                POSITION WITH COMPANY
                                                 AND FAMOUS SAM'S (1)
Gerald Ross (2)                62               Director, President and
                                               Chief Executive Officer
                                                   of the Company,
                                                and Director,
                                               Chief Executive Officer
                                                 and President of
                                                 Famous Sam's

Sandra Ross (2)            56                  Director, Chief Financial
                                           and Accounting Officer,
                                                Treasurer and
                                               Secretary of the Company
                                               and Director, Treasurer
                                                and Secretary
                                                 of Famous  Sam's

Thomas Van Buskirk         48                Director of the Company and
                                         Vice-President of Famous Sam's

Robert Plotkin          42              Director of Beverage
                                        Management and Training
                                         Coordinator of
                                         Famous Sam's

John King             45                Systems Analyst and
                                        Construction Project
                                         Coordinator for Famous Sam's

(1) No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.
(2) Mr. and Mrs.  Ross are husband and wife.

The executive officers will hold office until the next annual meeting of shareholders and until his or her successor has been duly elected and qualified. All officers are elected by the Board of Directors at its annual meeting immediately following the shareholders' annual meeting and hold office until their death or until they earlier resign or are removed from office. There are no written or other contracts providing for the election of directors or term of employment of executive officers, all of whom serve on an "at will" basis.

The Board of Directors currently consists of three members, Mr. and Mrs. Ross and Mr. Van Buskirk. The Company did not, as of the date of this report, have any standing audit, nominating or compensation committees, or any committees performing similar functions, although a compensation committee will be formed concurrent with the adoption of the incentive stock option plan discussed below. The board will meet periodically throughout the year as necessity dictates.

Profiles of Directors and Executive Officers:

Gerald Ross is a founder of Famous Sam's, and has been a director and the President and Chief Executive Officer of the corporation since its inception on February 11, 1987. He became a director and the President and Chief Executive Officer of the Company on July 23, 1996, concurrent with its acquisition of Famous Sam's. Prior to founding the Company, Mr. Ross acquired Sam's Tavern in Tucson, Arizona, and from this bar and restaurant developed the current prototype of the concept which Famous Sam's is now franchising. He has over 25 years' experience in the bar and hospitality industry. Mr. Ross received a Bachelor's Degree in Theatre Arts from the University of Arizona in Tucson, Arizona, in 1956.

Sandra Ross is also a founder of Famous Sam's, and has been a director and the Treasurer and Secretary of the corporation since its inception. She became a director and the Chief Financial and Accounting Officer,
Treasurer and Secretary of the Company on July 23, 1996.   Mrs.  Ross
has over 20 years of experience in the area of her responsibilities with the Company and Famous Sam's. She previously served as President of the Tucson, Arizona, chapter of the B'nai B'rith National woman's organization.

Thomas Van Buskirk has been employed by Famous Sam's since June, 1993, and currently serves as Vice-President. He became a director of the Company on July 23, 1996. In his capacity as Vice-President, Mr. Van Buskirk oversees all aspects of Famous Sam's franchise operations. From May, 1991, through November, 1995, Mr. Van Buskirk purchased, opened, operated and then sold a Famous Sam's franchise in Tucson. Prior to May, 1991, Mr. Van Buskirk was a consultant to the restaurant industry, and he also owned, operated and/or developed several other independent and franchised restaurants. He has over 20 years of experience in his current capacities with Famous Sam's.

Robert Plotkin has been employed by Famous Sam's since November, 1993, as the Director of Beverage Management and as the Training Coordinator. Mr. Plotkin has over 20 years of experience in the hospitality industry, and previously owned and directed a state accredited vocational school which taught bar tending. He is presently, and has been since 1988, the editor and owner of P.S.D. Publishing Company, which offers a number of books and other publications, including, by way of example,"The Professional Guide to Bartending." Mr. Plotkin is also a nationally syndicated columnist for 43 trade journals in the hospitality area. He has also served as a National Director of the American Bartender's Association and has conducted numerous lectures on beverage management.


John King has been employed as Systems Analyst and Construction Project Coordinator for Famous Sam's since 1989. In the first of these capacities, he oversees all in-house computer equipment and their maintenance, and is responsible for polling sales information on a daily basis from each franchisee. In addition, Mr. King acts as a programmer/analyst and creates custom applications when and as necessary. In the second of these capacities, Mr. King coordinates the development of the physical facility for each new franchise. This encompasses all phases of development, including construction and the purchase of equipment and fixtures. Mr. King has approximately 19 years of experience in these areas. Mr. received an Associates of Electronics from Pima Community College in Tucson, Arizona, in 1988.

Present Security Ownership of Management and Certain Others:

Based upon information which has been made available to the Company by its stock transfer agent, the following table sets forth, as of the close of business on July 23, 1996, the shares of Common Stock owned by each current director, by directors and executive officers as a group and by each person known by the Company to own more than 5% of the outstanding Common Stock:

Title of Class   Name and Address Number of Shares Percent of Class (1)
                                   of Beneficial Owner

Common Stock  Gerald and Sandra Ross (2) 700,000        70%

Directors and Executive
Officers as a Group                      700,000        70%
 (one in number):

(1) Based on approximately 1,000,000 shares of common stock issued and outstanding on July 23, 1996.
(2) These shares are owned by Mr. and Mrs. Ross as joint tenants with rights of survivorship.

Present Capital Structure:

The Company's equity capitalization consists of two classes of stock,
common and preferred.   There are 10,000,000 shares of Common Stock, par
value $.001 per share, and 1,000,000 shares of Preferred Stock, par value $.01 per share, which are authorized to be issued.

All outstanding shares of Common Stock are fully paid for and nonassessable. A holder of Common Stock is entitled to one vote per share on all matters submitted for action by the stockholders. A quorum for the transaction of business at any meeting of the holders of Common Stock is one-third of the shares outstanding.
All shares of Common Stock are equal to each other with respect to the election of directors; therefore, the holders of more than 50% of the outstanding Common Stock present at a meeting at which a quorum is present and at which directors are being elected can, if they choose to do so, elect all of the directors. Thus, the holders of as little as 16.51% of the outstanding Common Stock could elect directors. The terms of the directors are not staggered. Directors are elected annually to serve until the next annual meeting of stockholders and until their successor is elected and qualified. There are no preemptive rights to purchase any additional shares of Common Stock or other securities of the Company, nor is cumulative voting applicable to the election of the Board of Directors. The shares of Common Stock have those dividend rights prescribed by the laws of the State of Nevada, are not convertible into any other security, do not have sinking fund provisions applicable to them and are not subject to redemption or to any restrictions on transfer.

As of July 23, 1996, the transfer ledgers maintained by the Company's stock transfer agent, including individual participants in security position listings, indicated that there were approximately 1,000,000 shares of Common Stock issued and outstanding. There were held approximately 2,218 shareholders on that date.

The Articles of Incorporation vest the Board of Directors with the authority to divide the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of any preferred series established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation with respect to, among other things, (a) the number of shares to constitute a series and the distinctive designation thereof, (b) the rate and preference of dividends, if any, the time of payment of dividends, whether dividends are cumulative and the date from which any dividends begin accruing, (c) whether shares may be redeemed and, if so, the redemption price and the terms and conditions of redemption, (d) the liquidation preferences payable in the event of involuntary or voluntary liquidation, (e) sinking fund or other provisions, if any, for the redemption or purchase of shares, (f) the terms and conditions upon which shares may be converted, if convertible, and (g) voting rights, if any. The Company, as of July 23, 1996, had no Preferred Stock outstanding.

There are no issued or outstanding options, warrants or calls entitling any person to purchase any shares of Common Stock or other securities of the Company.

On July 29, 1996, the Company plans to adopt an Incentive Stock Option Plan (the "Plan") for the benefit of all employees of the Company and its subsidiaries. The plan will be administered by a committee formed by members of the Board of Directors. The Plan may issue options to acquire up to 500,000 shares of Common Stock to eligible employees at the fair market value for the stock at the date of grant. Neither the grant to or exercise of the option by an employee will be subject to taxation. Correspondingly, no deduction accrues to the Company for the grant or exercise of an option. The shares acquirable upon exercise of an option will be registered under the Securities Act. The term of the Plan will expire on July 29, 2007.

Fidelity Transfer Company, 1800 South West Temple, Suite 301, Salt Lake City, Utah 84115 has been engaged by the Company to serve as the transfer agent for the Common Stock.

No dividends have been declared on the Common Stock by the Company since inception, and no dividends are planned in the foreseeable future; however, there are no restrictions at present on the declaration or payment of dividends.

Business of Famous Sam's:

Number of Master and Direct Franchises. Famous Sam's Franchise Corporation was founded on February 11, 1987, by Gerald and Sandra Ross, and began franchising in November of that year. Presently, Famous Sam's is the largest franchisor of the family-oriented neighborhood and sports bar concept in Arizona, with 28 franchises in Arizona, which include eleven in the Tucson metropolitan area, nine in the Phoenix metropolitan area, one in Marana, one in Yuma, one in Sierra Vista, one in Nogales, and one in Casa Grande. The first franchise outside of Arizona will open on July 24th in Albuquerque, New Mexico. Presently, there are 29 Famous Sam's franchises, 26 of which are in operation and three of which are in the site selection and/or development process.

In March of 1995, Famous Sam's sold a master franchise to the Phoenix, Arizona, metropolitan area, which allows the master franchisee to sell franchises in that geographical area until March of 2000. As of the date of this report eleven franchises under this agreement had been sold, with eight now being in operation. This franchisee is required to sell a minimum of 20 franchises during the five year period ended March, 2000.

Marketing and Sales Focus. Famous Sam's is now focusing its marketing in Arizona and New Mexico, with immediate plans to expand to Southern California, through the use of (i) master franchises to develop multiple locations in major metropolitan areas and (ii) direct franchise sales in the smaller towns. Each master franchise encompasses the right to sell up to and/or no less than a negotiated number of franchises within the master franchised area during a specified period of time. The master franchisee then licenses individual stores to independent franchisees and is ultimately responsible for the support of his territory. In turn, Famous Sam's supports the master franchisee.
Master franchises provide Famous Sam's with two sources of revenue: (i) a one-time master franchise fee; and (ii) ongoing royalty payments based on sales of food and beverages in the area. Franchises sold directly by Famous Sam's also provide two sources of revenue: (i) a one-time franchise fee; and (ii) ongoing royalty payments based on sales of food and beverage. Famous Sam's is called upon in all instances to provide store development services, including site selection, training and ongoing business expertise. Marketing and advertising services on behalf of the franchisees are provided in a cooperative effort by the master franchisee and Famous Sam's when a master franchise is involved, and solely by Famous Sam's when no master franchise is involved. Ultimately, however, the franchisee is in business for himself, and the system which Famous Sam's employs allows for the independence of the franchisee to be creative and innovative in meeting the needs of the local customers. The corporate motto is "With Famous Sam's, you are in business for yourself, but not by yourself." Famous Sam's also provides franchisees with group purchasing power in their food, beverage and other sales areas.

The Franchise Concept. The Famous Sam's franchise provides a no frills, good value, family and neighborhood meeting place which serves alcohol responsibly. The principal focus is on blue collar working people, young professionals and young families, all of whom are typically located in suburban areas and smaller towns.

Famous Sam's features a full bar of alcoholic beverages, a wide variety of beer and wine, a substantial food menu, including hot and cold sandwiches, salads, burgers, limited entrees and, in some locations, pizza. Beverages and food are moderately priced and are prepared using recipes and procedures developed by Famous Sam's. Entertainment includes sporting events on the big screen, pay-per-view (which may include the exclusive, city-wide broadcast of major boxing events), live music, and a billiards and dart room, among other forms of entertainment. Also, an in-house graphics department at Famous Sam's allows each franchisee to purchase and sell Famous Sam's shirts, T-shirts, caps and other miscellaneous merchandise, and allows the individual production for each franchisee of promotional point-of-sale items such as banners and posters.

Properties:

The Company, as of the date of this report, owned no real or personal property, tangible or intangible, other than its ownership of all of the issued and outstanding common shares of Famous Sam's. Conversely, the Company had no liabilities which had not either been paid in their entirety or fully provided for.

Famous Sam's presently leases its offices from Gerald Ross, a director and executive officer of the Company and Famous Sam's, at what management believes is a competitive commercial rate. The facility houses the executive offices of the Company and of Famous Sam's and the training facilities of Famous Sam's. The premises encompass 12,000 square feet, of which 9,000 are being used by the Company and Famous Sam's for executive offices and 3,000 of which are being used as the training center. These offices are located at 8351 E. Broadway, Tucson, Arizona 85710. The telephone number at this address is (520) 296-1110.

Item 2.  Acquisition or Disposition of Assets.

See Item 1, above.

Item 3.  Bankruptcy or Receivership.

Not Applicable.

Item 4.  Changes in Registrant's Certifying Accountant.

Not Applicable.

Item. 5.  Other Events.

None.

Item 6.  Resignation of Registrant's Directors.

Not Applicable.

Item 7.  Financial Statements, Pro Forma Financial Information and
Exhibits.

                         ROBERT E. HINSKE
                   Certified Public Accountant
               4626 East Fort Lowell Road, Suite A
                      Tucson, Arizona  85712
            (520) 795-7195         FAX (520) 795-1202

                   Independent Auditor's Report

Board of Directors
Famous Sam's Franchise Corporation
Tucson, Arizona

I have audited the accompanying balance sheets of Famous Sam's Franchise Corporation as of December 31, 1995, 1994 and 1993, and the related statements of operations and retained earnings (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Famous Sam's Franchise Corporation as of December 31, 1995, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Authorized Representative
Tucson, Arizona
June 10, 1996







                FAMOUS SAM'S FRANCHISE CORPORATION


                         TUCSON, ARIZONA











                   AUDITED FINANCIAL STATEMENTS

      For the years ending December 31, 1995, 1994 and 1993





























                        ROBERT E. HINSKE
                  Certified Public Accountant
              4626 East Fort Lowell Road, Suite A
                     Tucson, Arizona  85712

FAMOUS SAM'S CORPORATION
Balance Sheet
December 31, 1995, 1994, and 1993



                                    1995       1994          1993
            ASSETS
Current Assets:
  Cash                              18,413    $23,896      $14,228
  Accounts receivable - Note 3      69,101     42,760       36,074
  Current portion - notes receivable
                                    8,829      13,746
  Prepaid expenses                  4,255      17,972

         Total current assets      91,769      93,457       64,048

Fixed assets (at cost):
  Furniture, equipment and leasehold
    improvements                  107,226      75,304       74,662
  Less accumulated depreciation    68,258      58,781       48,723

  Net fixed assets                 38,968      16,523       23,939

Other assets:
  Trademark, logos and
    franchise improvements -
      Note 5                        1,178       3,554        5,931
Notes receivable                    7,276
Loans to related parties -
      Note 4                       124,718    113,718
Deposits and other assets           93,702     1,890           645

         Total other assets         94,880    130,162      127,570

                                   $225,617  $240,142     $217,557

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt
     - Note 6                      $19,619    $30,169     $37,497
    Accounts payable and
       accrued expenses            34,202     62,500        8,750
  Deferred franchise fees          37,500     69,836       32,786

     Total current liabilities     91,321    162,505       79,033

Long-term debt - Note 6           173,893    118,732      160,066

Contingencies - Note 10




Stockholders' equity:
  common stock, $10 par value,
    1,000,000 shares authorized,
    200 shares issued and outstanding   2,000   2,000        2,000
Retained earnings (deficit)           (41,597)(43,095)     (23,542)

     Total stockholders' equity       (39,597) (41,095)    (21,542)

                                     $225,617  $240,142    $217,557







































See notes to the financial statements.
FAMOUS SAM'S CORPORATION
Statements of Cash Flows
For the Years Ended December 31, 1995, 1994 and 1993

                                   1995           1994         1993

Cash Flows Provided (Used) by Operations:
  Net income (loss)              $1,498       ($19,553)      $1,104
  Adjustments to reconcile net
     income to net cash provided
     by operating activities:
  Depreciation and amortization  11,854         12,435       15,257
  Changes in assets and
     liabilities:
    (Increase) in accounts
       receivable                (26,341)       (6,686)     (2,357)
    (Increase) decrease in
      prepaid expenses            13,717       (17,972)
    Increase (decrease) in
       accounts payable
      and accrued expenses         4,033        (7,328)     16,475
    Increase (decrease) in
      deferred revenues          (25,000)       53,750
Net cash provided by
   operating activities          (20,239)      14,646       30,479

Cash Flows Provided (Used) for Investing Activities:
   Repayments of loan
     to franchisee                8,829        12,193       11,037
   Acquisition of fixed assets   (31,922)         (642)     (2,496)
   Payment of deposits           (91,812)       (1,245)
   Loans to related parties       (7,483)      (11,000)    (43,208)

Net cash used for investing
    activities                  (122,388)        (694)     (34,667)

Cash flows Provided (Used) for Financing Activities:
   Additional
      borrowings-long-term debt  226,665       87,000      55,000
   Principal
    repayments-long-term debt    (89,521)     (91,284)    (37,705)
Net cash provided (used)
   for financing activities      137,144      (4,284)      17,295

Net increase (decrease)
   in cash                        (5,483)      9,668      13,107

Cash - beginning of year         23,896      14,228        1,121

Cash - end of year             $18,413           $23,896       $14,228

Summary of non-cash investing and financing activities:

Effective December 31, 1995, the company and the shareholders agreed to offset the note receivable from the shareholders in the amount of $132,201 against the notes payable to the shareholders in the amount of $246,269 (Note 6).





See notes to the financial statements.
FAMOUS SAM'S CORPORATION
Statements of Operations and Retained Earnings (Deficit)
For the Years Ended December 31, 1995, 1994 and 1993

                                 1995           1994        1993

Revenues:
  Franchise fees              $141,240        $77,500     $12,500
  Franchise Royalties          446,315        366,817     324,229
  Advertising fees             104,757         94,827      87,467
  Entertainment fees
    and other income           111,262         82,001      16,341

         Total revenues        803,574        621,144     440,537

Expenses:
  Advertising and promotion    222,975        145,232     120,257
  Salaries and wages           183,845        157,702     103,972
  Office expenses              152,491        116,977      66,637
  Rent                          52,338         52,798      39,075
  Professional fees             49,126         24,617       5,695
  Insurance                     39,738         37,566      22,830
  Interest expense              26,595         22,209      20,656
  Legal and accounting          21,483         25,043      35,096
  Commissions                   21,000         32,316
  Payroll taxes                 17,092         13,803       9,642
  Depreciation and amortization11,854          12,435      15,257

         Total expenses        798,537        640,698     439,117

  Income (loss) before taxes and
    extraordinary item        5,037          (19,553)       1,420

Income taxes - Note 8         4,472                           316

     Income (loss)
      before extraordinary
        item                 565         (19,553)          1,104

Extraordinary item-tax benefit from
   utilization of net operating loss                        933

          Net income (loss)   1,498      (19,553)         1,104

Retained earnings (deficit):
    Beginning of year       (43,095)     (23,542)      (24,646)
    End of year            ($41,597)    ($43,095)     ($23,542)

See notes to the financial statements.
FAMOUS SAM'S FRANCHISE CORPORATION
Notes to Financial Statements
December 31, 1995, 1994 and 1993

1.  Organization

Famous Sam's Corporation was incorporated in Arizona on February 11, 1987. Its principal business activity is the sale of "Famous Sam's" restaurant/bar franchises. The corporation's offices are located in Tucson, Arizona. In August, 1994, the name of the company was changed to Famous Sam's Franchise Corporation.

The shareholders of Famous Sam's Franchise Corporation own several businesses. None of these business entities have been combined in the accompanying financial statements.

2.  Summary of Significant Accounting Principles

Revenue recognition - Franchise agreements outline the contractual obligations of both the franchisee and franchiser including compensation to Famous Sam's Franchise Corporation for the authorization to operate a Famous Sam's restaurant/bar, and for the use of trademarks.

Franchise fees - These fees are paid as a purchase price for the right to operate a Famous Sam's franchise. Prospective franchisees are evaluated and initial requirements for purchase of the franchise, such as the acquisition of a liquor license and the franchisee's financial condition are evaluated prior to receipt of the franchise fee. The franchise fee covers primarily the cost of leasing, training and leasehold improvements. The fee is generally nonrefundable. The franchiser may terminate an agreement because of difficulties in establishing the franchise, such as the inability to obtain a suitable location or obtain a liquor license. When the franchiser terminates an agreement under these conditions, 50% of the fees are nonrefundable. The fee is generally recognized as income in the period received, however, where significant franchise terms have not been finalized, the refundable portion of the fee is deferred.

Royalties and advertising fees - Royalties and advertising fees are computed on a percentage of the franchisee's gross liquor, food and beverage sales. These fees are remitted monthly and are recognized as income in the same period as the franchisee sales.

Property and equipment - Property and equipment is recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from five to seven years.

Income taxes - Deferred income taxes are provided to give effect to timing differences between pretax accounting income and net taxable income for Federal income tax reporting purposes. There were no significant difference between pretax accounting income and net taxable income for the years ended December 31, 1995, 1994 and 1993.

Other assets

Trademarks - The cost of registering and developing trademarks and logos is capitalized and amortized over a period of five years. Costs to modify basic trademarks and logos for specific advertising campaigns are expensed as incurred.

Franchise improvements - Amounts contributed by Famous Sam's for improvements to existing franchises are capitalized and amortized over a period of five years. Costs to start-up new franchises are expensed in the period in which they are incurred.

3.  Accounts receivable

Accounts receivable at December 31 are summarized as follows:

                                 1995         1994       1993

     Franchise royalties       $51,449       32,489      28,808
          Advertising fees      11,202        8,343       6,317
          Miscellaneous
           reimbursements        6,450        1,928         949

            Total              $69,101        42,760      36,074
                               _______       ______       ______

4.  Advances to related parties

During the year ended December 31, 1993, the Company made cash advances to and payments on behalf of the shareholders and various entities owned by the shareholders. None of these transactions included terms for repayment or for the payment of interest. Since these payments were made in cash, no imputed interest has been included in the financial statements. The balance of these advances was $113,718 at December 31, 1993. Effective January 1, 1994, these advances, and an additional advance of $11,000 were converted to a note receivable. This note was due on demand and bore interest at the rate of 6% per year. Effective December 31, 1995, the shareholders and the company agreed to offset the balance of this note and accrued interest, in the amount of $132,201, against the balance of the loans from the stockholders (Note 6).

5.  Other Assets

Other assets include capitalized costs for registration and development of trademarks and logos, as well as voluntary contributions by Famous Sam's Franchise Corporation for improvements to existing franchises. These costs are summarized as follows:

                                 1995          1994          1993

   Trademark and logos         $10,836         10,836       10,836
     Franchise improvements     11,883         11,883       11,883
                                22,719         22,719       22,719
          Accumulated
           amortization         21,541         19,165       16,788

            Net other assets   $ 1,178         3,554         5,931
                                _______        ______       ______



6.  Long-term debt

Long-term debt at December 31 is summarized as follows:

                                   1995           1994         1993

Notes payable to relatives of
the stockholders, bearing
interest at the rate of 10%
annually, interest only
payments of $583 monthly, until
January, 1998, unsecured         $70,000       45,000        45,000

Note payable to individuals,
bearing interest at the rate of
10% annually, payments of $3,936
monthly, including interest,
until October, 1995 at which
time the remaining balance is
due, unsecured                   75,027       147,040        ------

Note payables to stockholders,
interest at the rate of 10%
annually, payments of $2,410
monthly including interest
through December, 2000,
unsecured (Note 4)               114,270       68,451        ------

Capital lease obligation, interest
at the rate of 18.53% annually,
payable in monthly installments of
$242 through December, 2000,
secured by telephone equipment     9,242         ------         ------

Note payable to former franchisee,
interest at the rate of 10%
annually, payable in monthly
installments of $879, until
January, 1994, unsecured       193,512       188,568       192,852
     Less current portion       19,919        69,836        32,786
          Net long-term debt  $173,893       118,732        160,066
                             ________        ________       _______

The following is a summary of maturities of long-term debt:

Year ended December 31,

1996 $19,619
1997 21,800
1998 94,236
1999 26,956
2000 30,901

Effective December 31, 1995, the relatives of the shareholders entered into agreements to modify the terms of their notes, to extend the maturity date of the notes to January 1, 1998 from September, 1996. All other terms of the notes remained unchanged.

7.  Lease obligations

The Corporation leases its offices from the sole shareholder on a month to month basis. During the year ended December 31, 1995 the amount of the lease payment was equal to the amount required by the stockholder to repay the loans on the building. The amount of the annual rent payments were $48,859, $42,546 and $31,517 in 1995, 1994 and 1993, respectively.

The Corporation also leases equipment and vehicles under the terms of operating leases. Monthly lease payments totaled $13,660, $10,252 and $2,544 in 1995, 1994 and 1993, respectively. Future payments under this lease will be $11,501, $7,738, $2,496, $2,496 and $1,248 in 1996, 1997,
1998, 1999 and 2000, respectively. Other equipment is leased on a short term basis, as needed by the company.

The company also leases a telephone system under the terms of a capital lease. The following is an analysis of this equipment:

          Furniture and equipment                            $9,43

          Less accumulated amortization                      1,011
                                                            $8,426
                                                            ______

The following is a schedule, by years, of future minimum lease payments under this lease:

          Year ending
          December 31,                             Amount
          1996                                     $2,904
          1997                                      2,904
          1998                                      2,904
          1999                                      2,904
          2000                                      2,420
                                                   14,036
Less amount representing  interest                  4,794
                                                   $9,242
                                                  _________

Amortization of the equipment has been included in depreciation expense in the accompanying financial statements.

8.  Income taxes

There are no significant differences between the normally expected income tax expense and the actual income tax expense, other than the effect of the state income taxes for the years ended December 31, 1994 and 1993. The following is a reconciliation of the normally expected income tax expense, computed by applying the expected Federal tax rate of 15% to pretax accounting income, and the actual income tax expense for the year ended December 31, 1995:

          Normally expected tax expense             $  756
             Non-deductible expenses for
             Federal income tax purposes             2,291
               State income tax, net of Federal
                 income tax benefit                  1,425
          Actual income tax expense                 $4,472
                                                    ______

Components of income tax expense are as follows:
                                   1995         1994           1993

          Federal income taxes    $2,795         -              192
          State income taxes       1,425         -              121
                                  $4,472         -              316
                                  ______        ___          _____

9.  Related party transactions

During 1993, the shareholders of Famous Sam's Franchise Corporation and the original Famous Sam's bar and restaurant agreed to separate their business investments. As a result of this agreement, each of the shareholders became the sole shareholder of one of the corporations. This transaction had no effect on the financial statements of the company.

As described in Note 6, various relatives of the shareholders have made cash advances to the corporation. During 1996, an additional $55,000 was loaned to the corporation by these individuals. The terms of these notes were modified in June, 1996, to be effective on the date of the advances, to extend the due dates to January 1, 1998. All other terms and conditions of the notes were unchanged.

In January, 1996, the company moved its corporate offices and training facilities to a new building. This building is owned by the shareholders of the corporation. The corporation began paying rent on this building in January, 1996.

As described in Note 10, the corporation has guaranteed various personal loans of the shareholders.

10. Contingencies

Basic disclosure document - Pursuant to Federal Trade Commission Rules and Regulations, franchisers are required to deliver a Basic Disclosure Document to all prospective franchisees which includes certain information about the franchiser, its officers and its operations, as well as certain financial statements. Between the period April 1, 1993 and September 1, 1994, Famous Sam's Franchise Corporation distributed Basic Disclosure Documents to prospective franchisees that did not contain all required financial statements. The Federal Trade Commission can impose penalties for failure to comply with this requirement. To date, no penalties have been assessed or threatened.

Loan guarantees - The corporation was a guarantor of three loans made by relatives of the shareholders to the shareholders, personally. The proceeds of these loans were used to acquire the building which was used for the corporate offices through December, 1995. These loans called for combined monthly payments of $1,337, including interest at the rate of 10% annually, matured in December, 1995 and were unsecured. The total outstanding balance of these notes was $28,964 at December 31, 1993. These loans were repaid in full during 1994.

11. Deposits

As described in Note 10, the company moved its offices and training facility into a new building in January, 1996. The costs of improvements made to this building by the company and deposits for furniture and equipment have been recorded as deposits at December 31, 1995. These deposits totalled $91,536 at December 31, 1995. The balance of this account consisted of security deposits for equipment under operating leases (Note 7) and utilities, in the total amount of $2,166.

                       FINANCIAL STATEMENTS

                          March 31, 1996




                         ROBERT E. HINSKE
                   Certified Public Accountant
               4626 East Fort Lowell Road, Suite A
                      Tucson, Arizona  85712
           (520) 795-7195           FAX (520) 795-1202





Board of Directors
Famous Sam's Franchise Corporation
Tucson, Arizona


I have compiled the accompanying balance sheet of Famous Sam's Franchise Corporation as of March 31, 1996, and the related statements of operations and retained earnings (deficit) and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.





June 18, 1996

FAMOUS SAM'S CORPORATION
Balance Sheet
March 31, 1996
(See Accountant's Compilation Report)

ASSETS

Current Assets:
   Cash                                    $17,846
    Accounts receivable                     66,129
    Prepaid expenses                           412
         Total current assets               84,387

Fixed assets (at cost):
    Furniture, equipment and
      leasehold improvements               233,214
    Less accumulated depreciation           76,188
          Net fixed assets
                                           157,026

Other assets:
    Trademark, logos and
         franchise improvements - Note 5       785
     Deposits and other assets               2,165
         Total other assets                  2,950
                                          $244,363

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt -
      Note 6                               $20,489
     Accounts payable and accrued expenses  35,856
      Deferred franchise fees               25,000
         Total current liabilities          81,345

Long-term debt - Note 6                    189,549

Contingencies - Note 10

Stockholders' equity:
    Common stock, $10 par value,
         1,000,000 shares authorized,
         200 shares issued and outstanding  2,000
      Retained earnings (deficit)         (28,531)

           Total stockholders' equity     (26,531)

Total Liabilities and Stockholder's Equity$244,363

See notes to the financial statements.

FAMOUS SAM'S CORPORATION
Statement of Operations and Retained Earnings (Deficit)
For the Three Months Ended March 31, 1996
(See Accountant's Compilation Report)

Revenues:
   Franchise fees                                 $21,750
   Franchise royalties                            140,640
   Advertising fees                                28,902
   Entertainment fees and other income             20,853

        Total revenue                             212,145

Expenses:
   Advertising and promotion                       47,003
   Salaries and wages                              53,463
   Office expenses                                 32,606
   Rent                                            14,678
   Professional fees                               13,359
   Insurance                                       10,688
   Interest expense                                 5,555
   Legal and accounting                             2,700
   Payroll taxes                                    5,379
   Depreciation and amortization                    8,322

        Total expenses                            193,753

           Income before taxes                     18,392

Income taxes - Note 8                               5,325

         Net income                                13,067

Retained earnings (deficit):
    Beginning of year                             (41,598)

     End of year                                 ($28,531)

See notes to the financial statements.
FAMOUS SAM'S CORPORATION
Statement of Cash Flows
For the Three Months Ended March 31, 1996
(See Accountant's Compilation Report)

Cash Flows Provided (Used) by Operations:
   Net income (loss)                                     $13,067
   Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and amortization                       8,322
    Changes in assets and liabilities:
         Decrease in accounts receivable                   2,972
         Decrease in prepaid expenses                      3,843
         Increase in accounts payable
             and accrued expenses                          1,654
     Decrease in deferred revenues                       (12,500)

Net cash provided by operating activities                 17,358

Cash Flows Provided (Used) for Investing Activities:
    Acquisition of fixed assets                          (34,451)
Net cash used for investing activities                   (34,451)

Cash Flows Provided (Used for Financing Activities:
   Additional borrowings-long-term debt                   25,000
   Principal repayments -long-term debt                   (8,474)
Net cash provided (used) for
   financing activities                                   16,526
Net increase (decrease) in cash                             (567)

Cash - beginning of year                                  18,413

Cash - end of year                                       $17,846











See note to the financial statements.
FAMOUS SAM'S FRANCHISE CORPORATION
Notes to Financial Statements
March 31, 1996

1.  Organization

Famous Sam's Corporation was incorporated in Arizona on February 11, 1987. Its principal business activity is the sale of "Famous Sam's" restaurant/bar franchises. The corporation's offices are located in Tucson, Arizona. In August, 1994, the name of the company was changed to Famous Sam's Franchise Corporation.

The shareholders of Famous Sam's Franchise Corporation own several businesses. None of these business entities have been combined in the accompanying financial statements.

2.  Summary of Significant Accounting Principles

Revenue recognition - Franchise agreements outline the contractual obligations of both the franchisee and franchiser including compensation to Famous Sam's Franchise Corporation for the authorization to operate a Famous Sam's restaurant/bar, and for the use of trademarks.

Franchise fees - These fees are paid as a purchase price for the right to operate a Famous Sam's franchise. Prospective franchisees are evaluated and initial requirements for purchase of the franchise, such as the acquisition of a liquor license and the franchisee's financial condition are evaluated prior to receipt of the franchise fee. The franchise fee covers primarily the cost of leasing, training and leasehold improvements. The fee is generally nonrefundable. The franchiser may terminate an agreement because of difficulties in establishing the franchise, such as the inability to obtain a suitable location or obtain a liquor license. When the franchiser terminates an agreement under these conditions, 50% of the fees are nonrefundable. The fee is generally recognized as income in the period received, however, where significant franchise terms have not been finalized, the refundable portion of the fee is deferred.

Royalties and advertising fees - Royalties and advertising fees are computed on a percentage of the franchisee's gross liquor, food and beverage sales. These fees are remitted monthly and are recognized as income in the same period as the franchisee sales.
Property and equipment - Property and equipment is recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from five to seven years.

Income taxes - Deferred income taxes are provided to give effect to timing differences between pretax accounting income and net taxable income for Federal income tax reporting purposes. There were no significant difference between pretax accounting income and net taxable income for the years ended March 31, 1996.

Other assets

Trademarks - The cost of registering and developing trademarks and logos is capitalized and amortized over a period of five years. Costs to modify basic trademarks and logos for specific advertising campaigns are expensed as incurred.Franchise improvements - Amounts contributed by Famous Sam's for improvements to existing franchises are capitalized and amortized over a period of five years. Costs to start-up new franchises are expensed in the period in which they are incurred.

3.  Accounts receivable

Accounts receivable at March 31 are summarized as follows:


          Franchise royalties                    $51,487
          Advertising fees                        10,214
          Miscellaneous reimbursements             4,428
          Total                                  $66,129
                                                 ______

4.  Advances to related parties

During the year ended December 31, 1993, the Company made cash advances to and payments on behalf of the shareholders and various entities owned by the shareholders. None of these transactions included terms for repayment or for the payment of interest. Since these payments were made in cash, no imputed interest has been included in the financial statements. The balance of these advances was $113,718 at December 31, 1993. Effective January 1, 1994, these advances, and an additional advance of $11,000 were converted to a note receivable. This note was due on demand and bore interest at the rate of 6% per year. Effective December 31, 1995, the shareholders and the company agreed to offset the balance of this note and accrued interest, in the amount of $132,201, against the balance of the loans from the stockholders (Note 6).

5.  Other Assets

Other assets include capitalized costs for registration and development of trademarks and logos, as well as voluntary contributions by Famous Sam's Franchise Corporation for improvements to existing franchises. These costs are summarized as follows:

          Trademark and logos                   $10,836
          Franchise improvements                 11,883
                                                 22,719
          Accumulated amortization               21,934

               Net other assets                 $   785
                                                _______

6.  Long-term debt

Long-term debt at March 31 is summarized as follows:

Notes payable to relatives of the stockholders,
bearing interest at the rate of 10% annually,
payments of $1,389 monthly, until
January, 1998, unsecured                       $ 93,805

Note payables to stockholders, interest at
the rate of 10% annually, payments of $2,410
monthly including interest through December, 2000,
unsecured (Note 4)                              107,294


Capital lease obligation, interest at the
rate of 18.53% annually, payable in monthly
installments of $242 through December, 2000,
secured by telephone equipment
8,939
                                                210,038
     Less current portion                        20,489
          Net long-term debt                   $189,549
                                               ________

The following is a summary of maturities of long-term debt:

          Year ended December 31,

          1996                               $ 13,032
          1997                                 21,800
          1998                                 118,041
          1999                                  26,956
          2000                                  30,901

Effective December 31, 1995, the relatives of the shareholders entered into agreements to modify the terms of their notes, to extend the maturity date of the notes to January 1, 1998 from September, 1996. All other terms of the notes remained unchanged.

7.  Lease obligations

The Corporation leases its offices from the sole shareholder on a month to month basis. During the three months ended March 31, 1996 the amount of the lease payment was equal to the amount required by the stockholder to repay the loans on the building. The amount of the these rent payments were $13,104 for the period ended March 31, 1996.

The Corporation also leases equipment and vehicles under the terms of operating leases. Monthly lease payments totaled $1,574 for the three months ended March 31, 1996. Future payments under these leases will be $9,927, $7,738, $2,496, $2,496 and $1,248 in 1996, 1997, 1998, 1999
and 2000, respectively. Other equipment is leased on a short term basis, as needed by the company.

The company also leases a telephone system under the terms of a capital lease. The following is an analysis of this equipment:

          Furniture and equipment                $9,437
          Less accumulated amortization           1,311
                                                 $8,126
                                                 ______


The following is a schedule, by years, of future minimum lease payments under this lease:

          Year ending
          December 31,                                  Amount

               1996                                     $2,178
               1997                                      2,904
               1998                                      2,904
               1999                                      2,904
               2000                                      2,420
                                                        13,310
     Less amount representing interest                   4,371
                                                        $8,939
                                                        ______

Amortization of the equipment has been included in depreciation expense in the accompanying financial statements.

8.  Income taxes

The following is a reconciliation of the normally expected income tax expense, computed by applying the expected Federal tax rate of 25% to pretax accounting income, and the actual income tax expense for the three months ended March 31, 1996:

     Normally expected tax expense                              $4,598
        Non-deductible expenses for
         Federal income tax purposes                               636
         Graduated tax rates                                   (1,207)
         State income tax, net of Federal
                 income tax benefit                              1,298
          Actual income tax expense                             $5,325
                                                                ______

Components of income tax expense are as follows:

     Federal income taxes                                       $3,595
               State income taxes                                1,730

                                                                 $5,325
                                                                ______

9.  Related party transactions

During 1993, the shareholders of Famous Sam's Franchise Corporation and the original Famous Sam's bar and restaurant agreed to separate their business investments. As a result of this agreement, each of the shareholders became the sole shareholder of one of the corporations. This transaction had no effect on the financial statements of the company.



As described in Note 6, various relatives of the shareholders have made cash advances to the corporation. During 1996, an additional $55,000 was loaned to the corporation by these individuals. The terms of these notes were modified in June, 1996, to be effective on the date of the advances, to extend the due dates to January 1, 1998. All other terms and conditions of the notes were unchanged.

In January, 1996, the company moved its corporate offices and training facilities to a new building. This building is owned by the shareholders of the corporation. The corporation began paying rent on this building in January, 1996.

As described in Note 10, the corporation has guaranteed various personal loans of the shareholders.

10. Contingencies

Basic disclosure document - Pursuant to Federal Trade Commission Rules and Regulations, franchisers are required to deliver a Basic Disclosure Document to all prospective franchisees which includes certain information about the franchiser, its officers and its operations, as well as certain financial statements. Between the period April 1, 1993 and September 1, 1994, Famous Sam's Franchise Corporation distributed Basic Disclosure Documents to prospective franchisees that did not contain all required financial statements. The Federal Trade Commission can impose penalties for failure to comply with this requirement. To date, no penalties have been assessed or threatened.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


FAMOUS SAM'S GROUP, INC.
(Registrant)


By: /s/ Gerald Ross
       Gerald Ross, President and
             Chief Executive Office

Date: July 23, 1996