Form 10QSB/A
period 1996-09-30
FAMOUS SAMS GROUP INC
filed 1996-12-13
CIK 928958

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB/A
(Mark One)

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

                            September 30, 1996  December 31, 1995
                                (unaudited)
ASSETS:
Current Assets
  Cash                           $29,770             $18,413
  Accounts Receivable             70,017              69,101
  Prepaid expenses                 6,000               4,255
     Total Current Assets        105,787              91,769

Fixed assets (at cost):
  Furniture, equipment,
    and leasehold improvements   270,765             107,226
  Less: Accumulated Depreciation(100,907)             68,258
     Net Fixed assets            169,858              38,968

Other Assets:
  Trademark, logos, franchise
     organizational expenses     143,750              1,178
  Deposits and other assets       13,271             93,702
     Total Other Assets          157,021             94,880

     Total Assets               $432,666           $225,617

     LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
  Current portion of long-term
       debt                  $    44,029            $19,619
  Accounts payable
    and accrued expenses         122,404             34,202
  Deferred franchise fees         37,500             37,500
     Total Current Liabilities   203,933             91,321

  Total Long-Term Debt           390,933            173,893

Stockholders' Equity (Deficit):
  Preferred stock, $.01 par value per
  share, 1,000,000 shares authorized,
  no shares issued

Common Stock, $.001 par value
    per share,10,000,000 shares
    authorized, 1,083,813
  shares issued and outstanding    1,000              2,000
  Additional paid-in-capital       1,000                -

Retained Earnings (Deficit)     (162,200)           (41,597)

     Total Stockholders'
        Equity (Deficit)       (162,200)             (39,597)
     Total Liabilities
       and Equity (Deficit)    $432,666             $225,617




The accompanying notes form an integral part of these statements.
                    FAMOUS SAM'S GROUP, INC.
                 (a development stage company)

                    STATEMENTS OF OPERATIONS
                          (Unaudited)

                     3 Months       3 Months      9 Months        9 Months
                      Ended          Ended          Ended           Ended
                     Sep. 30,      Sep. 30,        Sep. 30,        Sep. 30,
                      1996           1995            1996            1995
Revenues:
  Franchise fee      $      0    $    25,000       $ 34,250       $ 92,500
  Franchise royalties 151,612        120,949        437,084        324,676
  Franchise advertising22,765         27,505         79,560         78,215
  Entertaining fees and
     other income      25,325         34,416         82,464         87,917

     Total revenues   199,702        207,870        633,358        583,308


Expenses:
  Advertising          59,204         56,739        180,692        194,397
  Salaries and wages   62,973         46,857        168,703        130,631
  Office expenses      27,400         43,974        101,123        109,878
  Rent                 12,978         11,060         34,818         33,273
  Professional fees    12,565         15,736         46,761         31,223
  Insurance            19,024          8,933         37,610         29,387
  Interest expenses    13,428          7,264         31,685         18,341
  Legal & accounting   17,592          2,985         31,629         12,772
  Taxes and licenses    9,423         10,799         49,005         25,460
  Depreciation &
    amortization       16,354          2,970         35,940          8,323

     Total expenses   250,941        207,317        717,966        593,685

  Income (Loss)
    before taxes    $(51,239)          $553       $(84,608)      $(10,377)

Income taxes - Note 2

Net Income (Loss)   $(51,239)          $553       $(84,608)      $(10,377)

  Net Income (Loss)
     per common share  $(.06)         $(.11)


  Weighted average shares 920,278     781,585














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

Franchise Fee - These fees are paid as a purchase price for the right to operate a Famous Sam's franchise. Prospective franchisees are evaluated and initial requirements for purchase of the franchise, such as the acquisition of a liquor license and the franchisees financial condition, are evaluated prior to receipt of the franchise fee. The franchise fee compensates the franchisor for reserving the franchise's general territory and covers franchisor's expenses related to the granting of the franchise.
The fee is generally nonrefundable. The franchisor may terminate an agreement because of difficulties in establishing the franchise, such as the inability to obtain a suitable location or obtain a firm commitment for financing. When the franchiser terminates under those conditions, 50% of the initial franchise fee is refundable. The fee is generally recognized in the period received: however, where significant franchise terms have not been finalized, the refundable portion of the fee is deferred.

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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources: Capital resources from operations during the three and nine months periods ended September 30, 1996, were primarily provided by franchise royalties ($151,612 and $437,084, respectively), franchise advertising ($22,765 and $79,650, respectively), and entertainment fees and other income ($25,325 and $82,464, respectively). Franchise fees also contributed, but to a much lesser extent, in the respective amounts of $0 and $34,250 to income from operations. Capital resources were further provided from an increase in accounts payable of $88,202. During the first nine months of 1996, net cash of $47,887 was generated by operations.

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

Item 6.  Exhibits and Reports on Form 8-K

A) Management Agreement by and between Dino of Tucson, Inc., and Alpha Sam's, Inc. dated September 30, 1996.

B)   Management Agreement by and between SWAR, Inc., and Beta
Sam's, Inc. dated October 7, 1996.

C)   Form 8-K dated July 23, 1996.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of December, 1996.

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













                      *   *   *   *   *  *

                            EXHIBIT A

                      MANAGEMENT AGREEMENT
                             BETWEEN


           DINO OF TUCSON, INC., AND ALPHA SAM'S, INC.

                     dated September 30, 1996


                     MANAGEMENT AGREEMENT

     This agreement is made this 30th day of September, 1996, by and between DINO of TUCSON,INC. ("Dino"), an Arizona corporation, and ALPHA SAM'S, INC. ("Alpha Sam's"), an Arizona corporation.

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

SWAR, Inc., an Arizona corporation   BETA SAM'S, INC., an Arizona
                                       corporation





By:  /s/ Albert L. Phillips            By:   /s/ Gerald Ross
      Albert L. Phillips,                 Gerald Ross, President
     Secretary-Treasurer



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

New Directors and Executive Officers:

The following table sets forth all current directors and executive officers of the Company and Famous Sam's, as well as their ages:


       NAME                       AGE          POSITION WITH
                                               COMPANY AND
                                              FAMOUS SAM'S (1)

Gerald Ross (2)                62         Director, President and
                                              Chief Executive
                                           Officer of the Company,
                                           and Director,
                                           Chief Executive Officer
                                            and President of
                                             Famous Sam's

Sandra Ross (2)               56        Director, Chief Financial
                                       and Accounting Officer,
                                          Treasurer and
                                         Secretary of the Company
                                         and Director, Treasurer
                                            and Secretary
                                            of Famous  Sam's

Thomas Van Buskirk            48         Director of the Company
                                          and Vice-President of
                                              Famous Sam's

Robert Plotkin                42         Director of Beverage
                                     Management and Training
                                           Coordinator of
                                             Famous Sam's

John King                      45   Systems Analyst and
                                       Construction Project
                                     Coordinator for FamousSam's

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

Profiles of Directors and Executive Officers

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

Business of Famous Sam's:

Number of Master and Direct Franchises. Famous Sam's Franchise Corporation was founded on February 11,1987, by Gerald and Sandra Ross, and began franchising in November of that year. Presently, Famous Sam's is the largest franchisor of the family-oriented neighborhood and sports bar concept in Arizona, with 28 franchises in Arizona, which include eleven in the Tucson metropolitan area, nine in the Phoenix metropolitan area, one in Marana, one in Yuma, one in Sierra Vista, one in Nogales, and one in Casa Grande. The first franchise outside of Arizona will open on July 24th in Albuquerque, New Mexico. Presently, there are 29 Famous Sam's franchises, 26 of which are in operation and three of which are in the site selection and/or development process.

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

                FAMOUS SAM'S FRANCHISE CORPORATION

                         TUCSON, ARIZONA











                   AUDITED FINANCIAL STATEMENTS

      For the years ending December 31, 1995, 1994 and 1993





























                        ROBERT E. HINSKE
                  Certified Public Accountant
              4626 East Fort Lowell Road, Suite A
                     Tucson, Arizona  85712

FAMOUS SAM'S CORPORATION
Balance Sheet
December 31, 1995, 1994, and 1993


                             1995         1994       1993

                    ASSETS

Current Assets:
  Cash                         18,413     $23,896      $14,228
  Accounts receivable -
       Note 3                 69,101        2,760       36,074
  Current portion -
      notes receivable         8,829       13,746
  Prepaid expenses             4,255       17,972

         Total current assets 91,769       93,457       64,048

Fixed assets (at cost):
  Furniture, equipment and leasehold
    improvements             107,226       75,304       74,662
  Less accumulated
    depreciation              68,258       58,781       48,723

  Net fixed assets            38,968       16,523       23,939

Other assets:
  Trademark, logos and
    franchise improvements
      - Note 5                 1,178        3,554        5,931
Notes receivable               7,276
Loans to related parties
   - Note 4                  124,718      113,718
Deposits and other assets     93,702        1,890           645

         Total other assets   94,880      130,162       127,570

                            $225,617     $240,142     $217,557

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

Contingencies - Note 10


Stockholders' equity:
  common stock, $10 par value,
    1,000,000 shares authorized,
    200 shares issued and outstanding2,000        2,000    2,000
Retained earnings (deficit)        (41,597)     (43,095)  (23,542)

     Total stockholders' equity    (39,597)    (41,095)  (21,542)

                                  $225,617    $240,142   $217,557







































See notes to the financial statements.
FAMOUS SAM'S CORPORATION
Statements of Cash Flows
For the Years Ended December 31, 1995, 1994 and 1993

                                1995           1994         1993

Cash Flows Provided (Used) by Operations:
  Net income (loss)         $1,498            ($19,553)     $1,104
  Adjustments to reconcile
    net income to net cash
    provided by operating
     activities:
  Depreciation and
     amortization           11,854             12,435     15,257
  Changes in assets and
    liabilities:
    (Increase) in accounts
     receivable            (26,341)           (6,686)    (2,357)
    (Increase) decrease
      in prepaid expenses   13,717           (17,972)
    Increase (decrease) in
       accounts payable
      and accrued expenses   4,033            (7,328)    16,475
    Increase (decrease) in
     deferred revenues     (25,000)           53,750
Net cash provided by
   operating activities    (20,239)          14,646      30,479

Cash Flows Provided (Used) for Investing Activities:
   Repayments of loan
    to franchisee            8,829           12,193      11,037
   Acquisition of
    fixed assets           (31,922)            (642)     (2,496)
   Payment of deposits     (91,812)          (1,245)
   Loans to related
    parties                 (7,483)         (11,000)    (43,208)

Net cash used for
    investing activities  (122,388)            (694)   (34,667)

Cash flows Provided (Used) for Financing Activities:
   Additional borrowings-
     long-term debt        226,665            87,000    55,000
   Principal repayments-
     long-term debt        (89,521)          (91,284)  (37,705)
Net cash provided (used)
   for financing activities 137,144           (4,284)   17,295

Net increase (decrease)
  in cash                 (5,483)              9,668    13,107

Cash - beginning of year  23,896              14,228     1,121

Cash - end of year     $18,413              $23,896    $14,228

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

                              1995           1994        1993

Revenues:
  Franchise fees         $141,240           $77,500    $12,500
  Franchise Royalties     446,315           366,817    324,229
  Advertising fees        104,757            94,827     87,467
  Entertainment fees
    and other income      111,262          82,001       16,341

         Total revenues   803,574         621,144      440,537

Expenses:
  Advertising and
    promotion             222,975         145,232      120,257
  Salaries and wages      183,845         157,702      103,972
  Office expenses         152,491         116,977       66,637
  Rent                     52,338          52,798       39,075
  Professional fees        49,126          24,617        5,695
  Insurance                39,738          37,566       22,830
  Interest expense         26,595          22,209       20,656
  Legal and accounting     21,483          25,043       35,096
  Commissions              21,000          32,316
  Payroll taxes            17,092          13,803        9,642
  Depreciation and
    amortization           11,854          12,435       15,257

         Total expenses   798,537         640,698      439,117

  Income (loss) before taxes and
    extraordinary item    5,037          (19,553)       1,420

Income taxes - Note 8     4,472             316

        Income (loss)
         before
          extraordinary
          item             565        (19,553)         1,104

Extraordinary item-tax
   benefit from
   utilization of
   net operating loss      933

       Net income (loss) 1,498         (19,553)        1,104

Retained earnings (deficit):
    Beginning of year   (43,095)       (23,542)      (24,646)

    End of year        ($41,597)      ($43,095)     ($23,542)

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

5.  Other Assets

Other assets include capitalized costs for registration and development of trademarks and logos, as well as voluntary contributions by Famous Sam's Franchise Corporation for improvements to existing franchises. These costs are summarized as follows:

                          1995              1994          1993

 Trademark and logos       $10,836         10,836         10,836
 Franchise improvements     11,883         11,883         11,883
                            22,719         22,719         22,719
 Accumulated amortization   21,541         19,165         16,788

     Net other assets      $ 1,178          3,554          5,931
                            _______        ______         ______

6.  Long-term debt

Long-term debt at December 31 is summarized as follows:

                                 1995         1994        1993

Notes payable to relatives of
the stockholders, bearing
interest at the rate of 10%
annually, interest only
payments of $583 monthly, until
January, 1998, unsecured      $70,000        45,000      45,000

Note payable to individuals,
bearing interest at the rate of
10% annually, payments of $3,936
monthly, including interest,
until October, 1995 at which
time the remaining balance is
due, unsecured                 75,027        147,040     ------

Note payables to stockholders,
interest at the rate of 10%
annually, payments of $2,410
monthly including interest
through December, 2000,
unsecured (Note 4)           114,270           68,451    ------

Capital lease obligation, interest
at the rate of 18.53% annually,
payable in monthly installments of
$242 through December, 2000,
secured by telephone equipmenmt  9,242      ------       ------

Note payable to former franchisee,
interest at the rate of 10%
annually, payable in monthly
installments of $879, until
January, 1994, unsecured       193,512      188,568       192,852
     Less current portion       19,919       69,836        32,786
          Net long-term debt   $173,893       118,732       160,066
                              ________      ________     _______

The following is a summary of maturities of long-term debt:

Year ended December 31,

1996          $19,619
1997           21,800
1998           94,236
1999           26,956
2000           30,901

Effective December 31, 1995, the relatives of the shareholders entered into agreements to modify the terms oftheir notes, to extend the maturity date of the notes to January 1, 1998 from September, 1996. All other terms of the notes remained unchanged.

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

          Normally expected tax expense               $  756
               Non-deductible expenses for
                 Federal income tax purposes           2,291
               State income tax, net of Federal
                 income tax benefit                    1,425
          Actual income tax expense                   $4,472
                                                        ____

Components of income tax expense are as follows:
                                  1995         1994       1993

       Federal income taxes     $2,795          -           192
       State income taxes        1,425          -           121
                                $4,472          -           316
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

Total Liabilities and Stockholder's Equity $244,363

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
                                                _______


6.  Long-term debt

Long-term debt at March 31 is summarized as follows:

Notes payable to relatives of the stockholders,
bearing interest at the rate of 10% annually,
payments of $1,389 monthly, until
January, 1998, unsecured                     $ 93,805

Note payables to stockholders, interest at
the rate of 10% annually, payments of $2,410
monthly including interest through December, 2000,
unsecured (Note 4)                            107,294


Capital lease obligation, interest at the
rate of 18.53% annually, payable in monthly
installments of $242 through December, 2000,
secured by telephone equipment                  8,939
                                              210,038
     Less current portion                      20,489
          Net long-term debt                 $189,549
                                             ________

The following is a summary of maturities of long-term debt:

          Year ended December 31,


          1996                               $13,032
          1997                                21,800
          1998                               118,041
          1999                                26,956
          2000                                30,901

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