Form 10KSB
period 1996-12-31
FAMOUS SAMS GROUP INC
filed 1997-04-28
CIK 928958

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 1996

                              OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 0-24736

                    Famous Sam's Group, Inc.
   (Exact name of registrant as specified in its charter)

            Nevada                         88-0361701
(State or other jurisdiction)          (I.R.S. employer)
of incorporation or organization)    identification number)

 4221 East Pontatoc Canyon Drive, Tucson, Arizona     85718
      (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (520) 577-6611

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

Yes   X           No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: On April 11, 1997, the closing inside bid and asked prices for the shares of common stock of registrant, which is the sole voting stock outstanding of registrant, were $.75 and $1.25, respectively. On that date, there were 390,367 shares of common stock outstanding. No affiliates held shares of this stock; thus, the aggregate market value of the voting stock held by non-affiliates was approximately $390,367.

Registrant had no revenues during fiscal 1996.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of April 11, 1997, there were approximately 390,367 shares outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated: None.

Item 1.  Description of Business.

Famous Sam's Group, Inc., formerly known as U.S. Flywheel Systems, Inc. (the "Company"), was incorporated in California on March 5, 1990, as a subsidiary of Sunbird Technologies, Inc., a Utah corporation ("Sunbird Technologies"), for the purpose of developing technologies related to flywheels, which are devices that store and transmit kinetic energy. In June, 1991, the Company acquired three patents and a license relating to flywheel technology from Sunbird Technologies and its affiliates in exchange for 12,000,000 pre- May 31, 1996, reverse one for one thousand (1:1000) split common shares of the Company ("Common Stock"). These shares of Common Stock were subsequently distributed to the shareholders of Sunbird Technologies.

In October, 1993, the Company, Costner Industries, Inc. ("CII"), and Jack C. and Steven E. Bitterly formed a California partnership (the "Partnership") for the purpose of developing, manufacturing and marketing flywheels. CII contributed $500,000 in cash to the Partnership, which then purchased for this amount the various
interests of the Company in its flywheel technologies.   CII also
agreed to contribute an additional $2,000,000 to the Partnership as needed to pursue its purpose. The Company then inexplicably transferred the $500,000 which it had received from the foregoing sale to Sunbird Technologies. Although there is a promissory note in favor of the Company for this amount, management no longer believes the note to be collectable and, therefore, wrote the note off for financial accounting purposes in 1994. The initial interest of the Company in the Partnership of 21.27% was reduced to 12.92% in July, 1994, when CII paid the Company $100,000 for this interest. This amount was also inexplicably transferred to Sunbird Technologies.

On April 24, 1996, the Company held a special meeting of its board of directors (the "Board of Directors"), with all directors being in attendance. The purpose of the meeting was to (i) discuss and take action on all corporate matters which had or had not taken place since the date of the last meeting of the board, including the filing of all delinquent reports by the Company with the U.S. Securities and Exchange Commission (the "Commission"), (ii) appoint independent Certified Public Accountants to audit the books and records of the Company for the year ended December 31, 1995, (iii) discuss the financial condition of the Company and implement an appropriate course of action and (iv) discuss all other matters then pending before the Company. At the meeting, the Board of Directors adopted a new plan of business for the Company, that being to divest itself of all of its assets and liabilities and then begin a search for a new business opportunity. In order to implement this new plan of business, however, the Board of Directors had to implement a number of curative measures. First, a trust was established effective March 31, 1996, and all assets and liabilities of the Company as of the close of business on April 23, 1996, were transferred into the trust. The beneficiaries of the trust were and remain all shareholders of the Company as of the close of business on April 23, 1996. After the transfer to trust, the Company retained only the right to indemnity for any liabilities transferred to trust which it may have been called upon to satisfy and the right to appoint the trustees. Secondly, an attorney, Mr. Mark S. Pierce, was engaged to assist in the renegotiation and satisfaction of debts, to provide for various general corporate matters and to assist in the filing of all delinquent reports with the Commission. Thirdly, the Board of Directors authorized certain of its members, those being Messrs. William Haaker and Mark Hogan, to engage a new auditor to audit the books and records of the Company for 1995, prepare and file the 1994 and 1995 federal and state income tax forms and compile the financial information necessary for the filing of the third quarter of 1995 and the first quarter of 1996 reports by the Company with the Commission. Finally, a firm was engaged to disseminate information to the public, attract firms to begin making a public market for the Common Stock and provide advice on such other financial matters as may have presented themselves from time to time. The foregoing curative matters resulted in the then anticipated expenditure of approximately $20,000, which was paid through the issuance of 20,000,000 shares of pre-split Common Stock.

In May, 1996, the Company entered into a letter of intent with, and for the purpose of acquiring as a wholly-owned subsidiary, Famous Sam's Franchise Corporation, an Arizona corporation ("Famous Sam's"). The letter of intent was followed by the execution and delivery of a formal agreement between the parties (the "Reorganization Agreement"). Prior to closing under the Reorganization Agreement, the Company was required to (i) change its name, (ii) change its domicile, (iii) reverse split its Common Stock, (iv) bring itself current in the filing of reports with the Commission, (v) file all other reports required by federal and state regulatory and taxing authorities, (vi) prove it had transferred all assets and liabilities to trust for the benefit of its shareholders and (vii) prove that all liabilities transferred
to trust had been satisfied.    In furtherance of the foregoing, on
May 31, 1996, the Company changed its name to Famous Sam's Group, Inc., and its domicile to Nevada, and reverse split the Common Stock on a 1:1000 basis. On July 23, 1996, all remaining and unfulfilled conditions precedent to closing of the Company under the Reorganization Agreement were satisfied. Famous Sam's, under the Reorganization Agreement, was required, prior to closing, to either produce a balance sheet as of a recent date showing that, after closing, the Company, on a consolidated basis with Famous Sam's, had assets of $4,000,000 or more and a net tangible book value of at least $2,000,000, or, in the alternative, produce a business plan which reasonably allowed for the foregoing within one year after closing. Famous Sam's was further required under the Reorganization Agreement and prior to closing to provide audited and unaudited financial statements allowing for compliance by the Company following closing with the rules and regulations of the Commission. Famous Sam's had met all conditions precedent to closing by May 30, 1996, with the assets and net tangible book value figures expressed immediately above being satisfied through the delivery of a business plan which required the raising of equity funds approximating $2,000,000 in amount.

Closing under the Reorganization Agreement occurred on July 23, 1996, and resulted in the issuance of 700,000 shares of the post-split restricted common stock of the Company to Gerald and Sandra Ross, as well as the appointment of a new board of directors and executive officers of the Company.

On July 23, 1996, immediately prior to closing with Famous Sam's, the Company entered into release and settlement agreements with two former directors and executive officers, Messrs. William Haaker and Mark Hogan, among others. Under the terms of these releases, the Company and certain of its independent contractors, including Mr. Pierce, were released of any and all claims and liabilities to that date which Messrs. Haaker and Hogan might have had. In return, Messrs. Haaker and Hogan were released by the Company from any and all claims and liabilities to that date which the Company had, although the independent contractors, including Mr. Pierce, did not release their claims against Messrs. Haaker and Hogan. The primary claims of the Company and of its independent contractors, including Mr. Pierce, against these individuals arose from (i) their hiring and administrating on behalf of the Company an accountant to perform an audit of the books and records for the year ended December 31, 1995, for the purpose of filing an annual report on Form 10-KSB, preparing state and federal income tax returns for 1995 and preparing quarterly financial statements for the interim periods ended September 30, 1995, and March 31, 1996, for the purpose of filing quarterly reports on Form 10-QSB, and (ii) their failing to satisfy the outstanding liabilities of the Company which had been transferred to trust, as they had agreed to at the board meeting on April 24, 1996, in the event such became necessary and in the Reorganization Agreement as a condition precedent to closing with Famous Sam's. The accountant hired by Messrs. Haaker and Hogan was not then licensed as a CPA with the state in which she practiced, although required to be so for the purposes for which she was engaged. Further, although the audit was completed and drafts of the financial statements as audited were approved by the Company and its independent contractors as of the middle of May, 1996, Messrs. Haaker and Hogan engaged in acts which substantially prejudiced the relationship of the Company with this person and resulted in her resignation prior to finalizing and delivering the audit. Also, Messrs. Haaker and Hogan refused and failed to satisfy the obligations transferred to trust, as they had agreed to, which required the independent contractors for the Company, including Mr. Pierce, to raise funds for this purpose in exchange for an assignment of all amounts which the trust then became obligated to repay and the renegotiation of their contracts. Primarily for these reasons, the Company was of the opinion that Messrs. Haaker and Hogan had breached their fiduciary duties to the Company and, therefore, terminated these individuals as officers and directors. The Company then engaged a new accountant to finish the audits, tax returns and quarterly financial statements and appointed new management.

The most damaging results of the actions of Messrs. Haaker and Hogan were to (i) postpone the closing with Famous Sam's from an initial target date of May 30, 1996, until June 28, 1996, and then again until July 24, 1996, which substantially impacted the then anticipated business plan and operations of the Company, the damages for which have yet to be determined by the Company, as discussed in the paragraph below on the recision of the Famous Sam's acquisition, (ii) require the Company to renegotiate its management and independent contractor compensation arrangements to effectuate the goals adopted by the Board of Directors for the Company at its meeting on April 24, 1996, which substantially impacted the financial position and outstanding shares of the Company and (iii) require the obtainment on behalf of the liquidating trust of funds sufficient to satisfy those obligations of the Company which had been transferred to trust. Management believes that, had it not been for the actions of Messrs. Haaker and Hogan in delaying the closing of the Reorganization Agreement, the business plan of Famous Sam's could have been fulfilled and the recision of the Reorganization Agreement would not have occurred. Further, the actions of Messrs. Haaker and Hogan lead to the recision of the original independent contractor agreements entered into on April 24, 1996, which resulted in the return of the 20,000,000 pre-split shares (20,000 post-split shares) of Common Stock issued on April 24, 1996, to treasury, and required the negotiation of new independent contractor agreements to fulfill the intent of the board expressed in its meeting of April 24, 1996.
The new agreements provided for the completion of those matters adopted at the April 24th meeting, and resulted in the issuance of 287,000 post-split shares of Common Stock, including 19,975 shares each to Messrs. Haaker and Hogan, an aggregate of 39,950 shares.

On March 11, 1997, the Company and Famous Sam's entered into a recision agreement between themselves and the former shareholders of Famous Sam's (the "Shareholders") whereby the Company returned to the Shareholders all of the outstanding proprietary interest of its sole wholly-owned subsidiary, Famous Sam's, in exchange for (i) a release of any and all liabilities between the Company, Famous Sam's and the Shareholders, (ii) a representation from the Shareholders and Famous Sam's that the Company had no outstanding liabilities which had not been satisfied, other than amounts due the attorney for the Company, Mr. Pierce, (iii) the return of the 700,000 shares of Common Stock issued to the Shareholders under the Reorganization Agreement, all of which were returned to the treasury of the Company, (iv) the resignation of the then board and officers of the Company, (v) the appointment of Mr. Pierce to the board and (iv) an undertaking by Mr. Pierce to pay the Shareholders the sum of $40,000. Mr. Pierce is now the sole director and executive officer of the Company.

The original premise for the recision was what the Company, Famous Sam's and the Shareholders felt to be certain representations and warranties made by an independent contractor, Mr. Dan Hodges, in acting on behalf of the Company in obtaining the acquiescence of Famous Sam's to the Reorganization Agreement. Subsequently, Mr. Hodges voiced his strong objection to the opinions of the Company, Famous Sam's and the Shareholders and threatened suit against each for slander and libel. After discussions between management of the Company and Mr. Hodges and subsequent factual inquiries by management, it appeared that it was in the best interests of the Company to expeditiously and economically resolve all differences between the Company and Mr. Hodges. For this reason, all matters between the Company and Mr. Hodges were resolved on April 15, 1997, through the execution and delivery of a mutual release and settlement agreement. No party to this agreement admitted or denied any wrongdoing.

The recision of the Reorganization Agreement and the settlement with Mr. Hodges were entered into by the Company in order to avoid what it considered to be otherwise unnecessary litigation if the disputes which had arisen with the Shareholders and Mr. Hodges had not been resolved, which the Company could not have afforded. The recision and settlement placed the parties in roughly the same position as if the acquisition of Famous Sam's had never taken place, which left the Company with no assets and no liabilities as of the date of the recision, other than the debt which was owed to Mr. Pierce for his services as counsel for the Company, all of which were incurred prior to his becoming affiliated with the Company. The Company has again adopted a business plan to actively seek a viable acquisition candidate to provide potential for shareholders to regain value and profit from their investment in the Company.

In December of 1996, the Company and certain individuals previously affiliated with the Company, among others, entered into a release agreement with Bruce and Violet Swartout, who previously served as directors and officers of the Company and who are significant beneficiaries under the liquidating trust. The agreement was reached without any admission of wrongdoing by any party. (In fact, the Company was of the opinion, and was advised by counsel, that the allegations of the Swartouts were without legal foundation and, consequently, were frivolous.) The settlement resulted in the satisfaction of all claims of the Company and certain individuals previously affiliated with the Company, among others, against the Swartouts, and the corresponding release of the supposed claims of the Swartouts against the Company and these individuals. No consideration, aside from the release of the Swartouts from liability, was delivered by the Company or these individuals for obtaining the supposed release of the Swartouts, with the exception that the original trustees of the trust, Messrs. Haaker and Hogan, were each required to resign as a trustee of the liquidating trust, which was immediately acquiesced in by the Company since the Company was of the opinion that these two individuals had not been diligently prosecuting their duties as trustees under the trust in any event. The only consideration delivered by the Swartouts under the agreement was the release of their supposed claims. The Company subsequently then released the right to appoint the trustees of this trust.

Item 2.  Description of Property.

The Company, as of the date of this report, owned no real or personal property, tangible or intangible. The executive offices of the Company are being provided free of charge by its sole director and executive officer on a month-to-month basis. These offices are located at 4221 East Pontatoc Canyon Drive, Tucson, Arizona, 85718. The telephone number at this address is (520) 577-6611.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no meetings of security holders during the period covered by this report; thus, this item is not applicable.
Item 5.  Market for Common Equity and Related Shareholder Matters.

On May 31, 1996, the Company effected a reverse one for one thousand (1:1000) capital share split. Concurrently, the authorized capitalization of the Company was increased to 10,000,000 common shares, $.001 par value per share, and 1,000,000 preferred shares, $.01 par value per share. As of April 11, 1997, there were approximately 390,367 shares of Common Stock issued and outstanding, which were held of record by approximately 2,191 shareholders.

The Common Stock is currently quoted on the Bulletin Board maintained by the National Association of Securities Dealers, Inc., under the symbol "SAMS." There was no trading in the Common Stock prior to August, 1996. The following table sets forth the range of high and low bid and asked prices per share of the Common Stock as reported by National Quotation Bureau, Inc. for the period indicated.

Quarter Quarter       High Bid    Low Bid    High Ask    Low Ask

September 30, 1996     $4.50       $1.00       $5.50      $2.00
December 31, 1996       1.875        .75        2.25       1.25
March 31, 1997            .75        .75        1.25       1.25

The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On April 11, 1997, the closing inside bid and asked prices for the Common Stock were $.75 and $1.25, respectively. On that date there was one market maker publishing a bid and there were two broker-dealers publishing offers.

The Company has paid no dividends on the Common Stock since inception and does not expect to pay dividends in the foreseeable future. There are, however, no restrictions on the payment of dividends.

Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations:

The Company, previous to 1994, operated solely as a research and development facility. From October, 1993, until April 23, 1996, the Company merely held a minority stake in the Partnership, which was transferred to trust on this latter date. As a result of the recision of the Reorganization Agreement, the Company had no operations during 1996. The Company had no revenues or income in 1996 or 1995 from any source whatsoever. During 1994, the Company realized $100,000 in revenue from the sale of a portion of its Partnership interest to CII. In 1993, the Company realized $500,000 in revenue from the sale of its flywheel technology and licenses to the Partnership. These amounts were inexplicably transferred to Sunbird Technologies as well.

The Company's expenses during the years ended December 31, 1996, as a result of the recision of the Reorganization Agreement, and December 31, 1995, were entirely administrative in nature. No meaningful comparison can be made between 1996, 1995 and 1994 since the business of the Company during 1996 and 1995 was only administrative in nature, and, during 1994, the Company was in the process of wrapping up the sale of its technology and licenses to the Partnership and the subsequent sale of a portion of its Partnership interest.

The Company's expenses during the fiscal year ended December 31, 1994, amounted to $611,754, of which $555,747 represented bad debt expense related to amounts due the Company from Sunbird Technologies. The remainder of the expenses related to administrative matters, the sale of a portion of the Partnership interest of the Company to CII and the filing of reports and tax forms with the Commission and various other regulatory agencies. Expenses increased by $220,252 (56.3%) as compared to the fiscal year ended December 31, 1993, primarily as a result of the bad debt expense from Sunbird Technologies and the addition of $46,024 in legal and accounting fees primarily related to the registration of the Company with the Commission. The Company, however, had no expenses related to the amortization of the flywheel technology sold to the Partnership, as compared to amortization expense of $389,435 for the fiscal year ended December 31, 1993. The Company had a net loss of $511,689 for the 1994 fiscal year, as compared with a net loss of $2,518,499 for the 1993 fiscal year, of which $2,126,197 represented a one-time write-down in 1993 of the Company's intangible assets.

In October, 1993, the Company contributed substantially all of its assets to the Partnership in exchange for $500,000 and approximately 21.3% of the Partnership. Prior to this, management of the Company was unsuccessful in obtaining development capital for its flywheel technology. CII elected to spend more than $100,000 to evaluate the Company's technology, and after several months of negotiations, management of the Company believed that the Partnership concept would provide the funding necessary for the development of the technology. Although the Company realized a $2,126,197 loss on the sale of these assets, management believed that the sale was in the best interests of the Company since the Company had been unable to secure other financing or development alternatives during a critical period in a competitive environment for flywheel technologies. The loss resulted from the write-down taken by the Company in recording the impairment to its intangible assets prior to transfer. This figure was calculated as the difference between the net book value of the patents and license on the date of transfer ($2,626,197) and the amount realized from the sale ($500,000). After selling a portion of its interest in the Partnership in July, 1994, the Company's primary asset was a 12.92% interest in the Partnership, which was held until the transfer to trust on April 23, 1996.

Liquidity and Capital Resources:

The Company transferred all liabilities to trust on April 23, 1996, and all other liabilities, to the limited extent that there were any, during the year and to the date of the recision of the Reorganization Agreement, with the exception of the legal fees of Mr. Pierce, were satisfied by Famous Sam's. The Company had no other source of liquidity during 1996, other the largesse of Mr. Pierce in his extension of credit prior to becoming affiliated with the Company. The Company had no source of liquidity during 1995, and, as a result, became delinquent in payments to its creditors, one of whom sued for payment and obtained a judgement. In fulfillment of a condition precedent to closing of the Famous Sam's acquisition, management arranged for the advancement of sums to satisfy in full these former obligations of the Company, as previously transferred to the liquidating trust, and assigned in consideration its claims in this regards against the trust. The Company presently has no sources of liquidity.
The Company's liquidity during the years ended December 31, 1994, and December 31, 1993, was materially and adversely affected by research and development expenses and operating losses. The Company experienced total net losses of $3,030,188 for the two years ended December 31, 1994, including the $2,126,197 write-down of the Company's intangible assets prior to the transfer to the Partnership in October, 1993.

Compliance with Beneficial Ownership Reporting Rules:

Section 16(a) of the Securities Act of 1934, as amended ("Exchange Act"), requires the executive officers and directors of the Company, and persons who beneficially own more than 10% of the Common Stock, to file initial reports of ownership and reports of changes in ownership with the Commission. These officers, directors and shareholders are also required to furnish the Company with copies of certain of these reports. Based solely on a review of copies of reports furnished to the Company during its fiscal year ended December 31, 1996, and thereafter, or written representations, if any, received by the Company from these persons that no other reports were required, the Company believes that, during 1996, all applicable Section 16(a) filing requirements were satisfied.
Item 7.  Financial Statements.


             HALLIBURTON, HUNTER & ASSOCIATES, P.C.
                  Certified Public Accountants

To the Board of Directors and Shareholders
Famous Sam's Group, Inc., f/k/a U.S. Flywheel Systems, Inc.

We have audited the accompanying balance sheets of Famous Sam's Group, Inc., f/k/a U.S. Flywheel Systems, Inc. (a development stage company), as of December 31 1996, and December 31, 1995, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Famous Sam's Group, Inc., f/k/a U.S. Flywheel Systems, Inc. (a development stage company), as of December 31, 1994, and December 31, 1993, were audited by other auditors whose report dated May 5, 1995, expressed an unqualified opinion on these statements.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Famous Sam's Group, Inc., f/k/a U.S. Flywheel Systems, Inc. (a development stage company), as of December 31, 1996, and December 31, 1995, and the results of its operations and cash flows for the three years ended December 31, 1996.

/s/ Halliburton, Hunter & Associates, P.C.


Littleton, Colorado
April 11, 1997






    FAMOUS SAM'S GROUP, INC., f/k/a, U.S. FLYWHEEL SYSTEMS, INC.
                 (a Development Stage Company)

                          BALANCE SHEET

                                            December 31,
                                      1996               1995

ASSETS

Current Assets:
  Cash                        $      ------       $      ------
     Total Current Assets            ------              ------

Other Assets:                        ------              ------
     Total Assets             $      ------       $      ------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable (Note 5)    $    47,083         $      37,076
     Total Current Liabilities      47,083                37,076

Shareholders' Equity (Deficit)
  Common Stock, $.001 par value,]
    10,000,000 shares authorized,
    390,367 shares outstanding     3,868,809            3,724,323
    (Note 1)
  Preferred Stock, $.01 par value,
    1,000,000 shares authorized,
    no shares outstanding             ------               ------
    (Note 1)
Deficit accumulated during the
   the development stage          (3,915,892)           (3,761,399)

     Total Shareholders'
       Equity (Deficit)             (47,083)             (37,076)

     Total Liabilities and
      Shareholders' Equity
      (Deficit)                  $  ------         $    ------


The auditors report and accompanying notes are an integral part of these statements.



     FAMOUS SAM'S GROUP, INC., f/k/a, U.S. FLYWHEEL SYSTEMS, INC.
                 (a Development Stage Company)


                     STATEMENTS OF OPERATIONS




                                       Years ended December 31
                                   1996         1995          1994

Income
  Miscellaneous income          $   -----  $   ------  $        65
  Sale of partnership
    interest (Note 1)               -----     ------      100,000
      Total income                 ------     ------      100,065

Expenses
  Bad debt expense (Note 6)        ------     ------      555,747
  Interest expense                 ------     ------        2,359
  Miscellaneous                     -----      8,969          119
  Office expense                    ------      ------        5,082
  Professional fees               154,493     ------       46,024
  Taxes and licenses               ------     ------        1,590
  Telephone                        ------     ------          833
     Total Expenses               154,493      8,969      611,754

Operating income (loss)          (154,493)    (8,969)   (511,689)

Income (Loss) Before Provision   (154,493)    (8,969)   (511,689)
   For Income Taxes

Provisions for Income Taxes        ------      ------     ------

Net Income (Loss)                (154,493)     (8,969)  (511,689)

Net Income (Loss) per share
  (Note 2)                           (.66)         (*)        (.04)



* - Less than $.01 per share.


The auditors report and accompanying notes are an integral part of these statements.



    FAMOUS SAM'S GROUP, INC., f/k/a, U.S. FLYWHEEL SYSTEMS, INC.
                  (a Development Stage Company)


               STATEMENTS OF STOCKHOLDER'S EQUITY

                                                         Total
                         Common    Stock    Accumulated  Equity
                         Shares    Amount    (Deficit) (Deficit)

December 31, 1992       12,010,000 $3,724,323 $(722,242) $3,002,081

Net loss for the year
 ended December          ------   ------     (2,518,499)(2,518,499)
   31, 1993

December 31, 1993     12,010,000   3,724,323(3,240,741)  483,582

Net loss for the year
 ended December           ------      ------  (511,689) (511,689)
    31, 1994

December 31, 1994      12,010,000  3,724,323  (3,752,430)( 28,107)

Net loss for the year
 ended December           ------     ------  (    8,969)(   8,969)
     31, 1995

December 31, 1995    12,010,000  $3,724,323 $3,761,399) $37,076)

Reverse 1:1000 common
  share split on      (11,991,543)    ------ (3,761,399)(37,076)
  May 31, 1996

Issuance of common
   shares for services   287,000    59,576      -----    22,500
   on July 23, 1996

Issuance of common
    shares for services   84,910    84,910     ------   107,410
    on September 5, 1996

Net Loss for the year
  ended December           ------   ------  (154,493)  (154,493)
  31, 1996

December 31, 1996         390,367 $3,868,809 $3,915,892)$47,083)



The auditors report and accompanying notes are an integral part of these statements.



  FAMOUS SAM'S GROUP, INC., f/k/a, U.S. FLYWHEEL SYSTEMS, INC.
                (a Development Stage Company)

                   STATEMENTS OF CASH FLOW

                                     Years Ended December 31,
                                     1996      1995      1994

Cash flows provided (used) by
 operating activities:
     Net (loss)                    $(154,493)  $(8,969)  $(511,689)

Adjustments to reconcile net
  gain (loss) to net cash
  provided by operating activities:
    Gain on sale of partnership
        interest                    ------     ------     (100,000)
    Decease (increase) in due
          from affiliate          ------      ------     510,541
     Increase (decrease)
         in accounts payable      47,083       8,030       8,708
     Increase (decrease) in
        franchise tax payable     ------        ------      (1,600)
     Increase in accrued
         interest payable        ------       ------       1,262

Net Cash Flows Provided (Used)
    by Operating Activities      ------        ( 939)    (92,778)

Cash Flows Provided (Used)
  by Investing Activities:
     Net proceeds from sale
        of assets (Note 1)       ------         ------     100,000
     Net proceeds from sale
           of stock (Note 1)    107,410        ------     ------


Cash Flows Provided by
   Financing Activities:
     Increase (decrease) in
       amounts due shareholders  ------        ------    ( 6,301)

Increase (Decrease) in Cash      ------        ( 939)       921

Cash at the Beginning of
   the Period                    ------          939         18

Cash at the End
   of the Period                 ------       ------        939

The auditors report and accompanying notes are an integral part of these statements.



      FAMOUS SAM'S GROUP, INC., f/k/a, U.S. FLYWHEEL SYSTEMS, INC.
                (a Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

                         December 31, 1996

1.  Organization and Business.

Organization - U.S. Flywheel Systems, Inc. ("Company"), was incorporated in California on March 5, 1990, as Sunbird Thermal Energy Products, and was previously a subsidiary of Sunbird Technologies, Inc., a Utah corporation ("Sunbird"). The Company was formed for the purpose of developing technologies related to composite fiber flywheels. Flywheels are devices which store and transmit kinetic energy for various commercial products. In June, 1991, the Company acquired three patents relating to a certain flywheel technology from Sunbird and other individuals affiliated with Sunbird in exchange for an aggregate of 12,000,000 pre - May 31, 1996, reverse split shares of the Company's Common Stock. In addition, the Company acquired the exclusive worldwide license to manufacture, market and distribute a flywheel device developed by Sunbird.

Partnership Agreement - In October, 1993, the Company entered into a partnership agreement with Costner Industries, Inc., a California corporation ("CII"), to develop, manufacture and market flywheels based on the Company's and Jack and Steven Bitterlys' technology. The partnership was formed in California under the name of U.S. Flywheel Systems ("Partnership"). The Company during 1993 sold all of its assets to the Partnership for $500,000 in cash and a 21.26% interest in Partnership profits. The net book value of the assets sold as of the date of the sale was $2,626,197. The Company in 1994 then sold 8.34% of its Partnership interest for $100,000 in cash. On April 24, 1996, the Company transferred the Partnership interest, along with all liabilities then outstanding, into a liquidating trust for the benefit of all shareholders of record as of the close of business on April 23, 1996. As of December 31, 1996, the Company no longer had any interest in the Partnership.

Previous Ownership - Sunbird owned 80% of the outstanding common shares of the Company until the common stock of the Company was registered on a Form 10-SB effective October 24, 1994. At that time, Sunbird distributed its shares in the Company to the shareholders of Sunbird on a pro rata basis without further consideration. Based on a no action response from the Commission, the shares were distributed without registration under the Securities Act of 1933, as amended (the "1933 Act"). The Sunbird shareholders also received an information statement substantially complying with the requirements of Schedule 14C under the Securities Exchange Act of 1934, as amended. Accordingly, the shares of the Company which were distributed to the Sunbird shareholders were not "restricted" securities within the meaning of Rule 144(a)(3) under the 1933 Act.

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

Acquisition - On July 24, 1996, the Company agreed to acquire all of the outstanding proprietary interest of Famous Sam's Franchise Corporation ("Famous Sam's) in exchange for 700,000 shares of the Company's common stock. This acquisition was subsequently rescinded by the Company and Famous Sam's, among others, on March 11, 1997. (See discussion in Note 8.)

2.  Summary of Significant Accounting Policies.

Development Stage Company - The Company is considered to be a development stage company for financial reporting purposes since it had not generated significant operating income as of December 31, 1996.

Income Taxes - On January 1, 1992, the Company adopted SFAS No. 10 9, "Accounting for Income Taxes," which requires a liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis for assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

Income tax expense is provided on the income reported on the
statement of income.   The differences between book income and tax
income for tax purposes are insignificant and, therefore, the effect of adopting SFAS No. 109 on net income has not been recorded.

Per Share Information - Per share information is based on the weighted average number of common shares outstanding during the reporting period. Shares used in the calculations were 390,367 on a weighted average basis for 1996, and 12,010,000 for 1995 and 1994.

Investment in Partnership - The investment in the Partnership would have been recorded under the cost method, but as of December 31, 1996, and December 31, 1995, the Company did not have a capital interest in the Partnership.

3.   Due to Shareholders.

The Company previously had unsecured notes that bore interest at the rate of 8% per annum with two of its shareholders. These notes were offset in the third calendar quarter of 1995 against amounts owed the Company by an affiliate of these shareholders, Sunbird, which had been written off for financial accounting purposes in 1994 due to the improbability of collection. The Company has been informed by its counsel that the legal right of set off pertains in this instance and that these notes are, therefore, unenforceable. In December, 1996, the Company received a formal release from these shareholders for these notes.

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

5.  Accounts Payable and Contingent Liabilities.

On May 6, 1996, the law firm of Jackson, Demarco and Peckenpaugh obtained a judgement against the Company in the amount of $17,339 for outstanding invoices on services rendered. The outstanding balance at December 31, 1995, is included in the accounts payable balance. This liability was transferred to trust on April 23, 1996, and was subsequently satisfied. The only outstanding payable at December 31, 1996, was to legal counsel for the Company, who is now an affiliate of the Company, but who was not an affiliate at that time. All other liabilities of the Company had been satisfied by the former subsidiary of the Company, as discussed in Note 8, below.

6.  Due from Affiliate.

As of December 31, 1994, the Company reserved $555,747 as an allowance against the $555,747 receivable due from Sunbird. As of December 31, 1996, and December 31, 1995, this receivable was still considered uncollectible.

7. Due to an Affiliate. As of December 31, 1996, the Company owed Mr. Mark S. Pierce, an individual who is now affiliated with the Company, but who was not at the time of the incurrence of the debt, the sum of $47,083 in accrued but unpaid legal fees.

8.  Subsequent Events.

Recision - On March 11, 1997, the Company and Famous Sam's entered into a recision agreement between themselves and the former shareholders of Famous Sam's (the "Shareholders') whereby the Company returned to the Shareholders all of the outstanding proprietary interest of its sole wholly-owned subsidiary, Famous Sam's, in exchange for (i) a release of any and all liabilities between the Company, Famous Sam's and the Shareholders, (ii) a representation from the Shareholders and Famous Sam's that the Company had no outstanding liabilities which had not been satisfied, other than amounts due the attorney for the Company, Mr. Mark S. Pierce, (iii) the return of the 700,000 shares of Common Stock issued to the Shareholders under the Reorganization Agreement, all of which were returned to the treasury of the Company, (iv) the resignation of the then board and officers of the Company, (v) the appointment of Mr. Pierce to the board and (iv) an undertaking by Mr. Pierce to pay the Shareholders the sum of $40,000. Mr. Pierce is now the sole director and executive officer of the Company. The result of the recession was to place the parties in the same position as they had enjoyed prior to the acquisition of Famous


Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

In May, 1996, the Company advised Caldwell, Becker, Dervin, Petrick & Company that it would not retain them as the independent accountant to audit the financial statements of the Company as of and for the year ended December 31, 1995, because the Company had found an auditing firm whose costs for these services would be substantially less expensive. The Company had no disagreement with its former accountant on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused the accountant to make reference in its report upon the subject matter of the disagreement.
Further, the former principal accountant's report on the financial statements did not contain an adverse opinion or a disclaimer of opinion or qualification as to audit scope or accounting principle. The decision to change accountants was approved by the full Board of Directors, which at that time had no audit or similar committee.

                           PART III

Item 9.  Directors and Executive Officers of the Company.

The following table sets forth all current directors and executive officers of the Company, as well as their ages:

      Name         Age     Position with Company*
Mark S. Pierce     40      Director, President, Chief Executive
                         Financial and Accounting Officer,
                        Treasurer

* No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.
The executive officer will hold office until the next annual meeting of shareholders and until his successor has been duly elected and qualified or until his earlier resignation. Officers are generally elected by the Board of Directors at its annual meeting immediately following the shareholders' annual meeting and hold office until their death or until they earlier resign or are removed from office. There are no written or other contracts providing for the election of directors or term of employment of the executive officer, who serves on an "at will" basis. The Board of Directors currently consists of one member, Mr. Pierce. The Company does not have any standing audit, nominating or compensation committees, or any committees performing similar functions.

Executive Profiles:

Mr. Pierce has been counsel to the Company since April 24, 1996, and on March 11, 1997, was appointed to serve as its sole director and its Chief Executive, Financial and Accounting Officer, President and Treasurer. He served Midland, Inc., as a director and the secretary from October, 1994, until February 18, 1997, when it acquired the shares of two subsidiary corporations. Midland is a publicly-held Colorado corporation with a class of equity securities registered under Section 12(g) of the Exchange Act. He was a director and an executive officer of Intercell Corporation from April, 1992, until July 7, 1995, when it acquired the assets of another business. Intercell is a publicly-held Colorado corporation with a class of equity securities registered under
Section 12(g) of the Exchange Act. Mr. Pierce was the secretary and a director of Forestry International, Inc., a publicly- held Colorado corporation from December 24, 1992, until April 7, 1995, at which time he resigned to pursue other business interests. Forestry International also has a class of equity securities registered under Section 12(g) of the Exchange Act. Mr. Pierce was a director, and subsequently an executive officer, from May 22, 1992, until January 14, 1994, of Indemnity Holdings, Inc. a publicly-held Colorado corporation. From September 1, 1993, until April 7, 1995, Mr. Pierce was the President and a director of a small, privately-held merchant banking firm with six employees, including himself. In this company, he was involved in the supervision of five employees and worked with independent consultants in the areas of marketing, public relations, accounting, law and corporate finance. Prior to September 1, 1993, Mr. Pierce was engaged in the private practice of law in Denver, Colorado, where he specialized in mergers, acquisitions, the representation of publicly-held companies, bankruptcy and international transactions.

Mr. Pierce graduated from the University of Wyoming in Laramie, Wyoming, in May, 1979, with a Bachelor of Science degree in Accounting with honors. He passed his examination as a Certified Public Accountant in May, 1979, in his first sitting. Mr. Pierce received his Juris Doctorate from the University of Colorado in Boulder, Colorado, during May of 1983. He is a member of the American and Colorado Bar Associations, and is a member of the securities and international subsections of this latter association.

Item 10.  Executive Compensation.

No compensation was paid during 1996 to the Board of Directors or executive officers of the Company in their capacities as such.

Item 11.  Security Ownership of Management and Certain Others.

Based upon information which has been made available to the Company by its stock transfer agent, the following table sets forth, as of April 11, 1997, the shares of Common Stock owned by each current director, by directors and executive officers as a group and by each person known by the Company to own more than 5% of the outstanding Common Stock:

Title Class  Name Beneficial Owner  Number of Shares  Percent(1)
Common Stock    William Haaker           20,082           5.14%
Common Stock      Mark Hogan             19,975           5.11
Directors and]
Executive Officers as a Group:                0              0

(1) Based on approximately 390,367 shares of common stock issued and outstanding on April 11, 1997.

Item 12.  Certain Transactions.

No disclosure is required under this item. Mr. Pierce, however, rendered services to, and incurred costs on behalf of, the Company during 1996 while he was not affiliated with the Company. A portion of these fees and costs were paid, while a significant amount ($47,083) remained unpaid at the end of the year.

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

3.1(a)    Articles of Incorporation and Amendments (California).*
3.1(b)    Articles of Incorporation and Amendments (Nevada).**
3.2(a)    Bylaws (California).*
3.2(a)    Bylaws (Nevada).**
4.1        Specimen stock certificate.*
10.1 Partnership Agreement dated October 20, 1993, among the Company, Costner Industries, Inc., a California corporation, Jack Bitterly and Steve Bitterly.*
10.2 Asset Purchase Agreement dated October 20, 1993, among the Company, the Partnership, Jack Bitterly, Steve Bitterly, Bruce Swartout, U.S. Flywheel, Inc., a California corporation and Sunbird Technologies, Inc.*
10.3 U.S. Flywheel Systems Unit Purchase Agreement dated July 16, 1994, between the Company and Costner Industries, Inc.*
10.4         Straight Note dated October 21, 1993, between the
Company  and Sunbird.*
10.5 Consulting Agreement dated October 20, 1993, between the Partnership and Bruce Swartout.*
10.6 Asset Purchase Agreement dated May 31, 1996, changing name and domicile to Nevada and reverse splitting outstanding capitalization and increasing authorized capital.**
10.7  Reorganization Agreement between the Company and Famous
Sam's.**
10.8  Liquidating Trust.**
10.9  Recession Agreement.***


* Filed as an exhibit to the Company's Registration Statement on Form 10-SB dated August 23,1994, or October 21, 1994 (Registration No. 0-24736).
**   Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1995.
*** Filed herewith.


(b) Forms 8-K: Form 8-K dated March 11, 1997.

                           SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tucson, State of Arizona on the 16th day of April, 1997.

FAMOUS SAM'S GROUP, INC.
(Registrant)

By: /s/ Mark S. Pierce
Mark S. Pierce, Chief Executive Officer
and President

By: /s/ Mark S. Pierce
Mark S. Pierce, Chief Financial
and Accounting Officer, Treasurer
Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following person on behalf of the registrant in the capacity on this 16th day of April, 1997.

/s/ Mark S. Pierce
Mark S. Pierce, Sole Director



                        EXHIBIT 10.9

   Form 8-K dated April 11, 1997, and attached Recision Agreement



              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                           FORM 8-K
                         CURRENT REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934




                        March 11, 1997
                      (Date of Report)

                    Famous Sam's Group, Inc.
    (Exact Name of Registrant as specified in its charter)


                            Nevada
        (State or other jurisdiction of incorporation)


       0-24736                           88-0361701
(Commission File Number)    (IRS Employer Identification Number)


          4221 E. Pontatoc Canyon Dr., Tucson, AZ 85718
   (Address of principal executive offices including zip code)


                        (520) 577-6611
       (Registrant's telephone number including area code)


                       Not Applicable.
  (Former name or former address, if changed since last report)
Item 1. Change in Control of Registrant.

See Item 2, below.

Item 2. Acquisition or Disposition of Assets.

On March 11, 1997 (the "Closing Date"), Registrant, Famous Sam's Group, Inc., executed, delivered and closed under a Recision, Release and Final Settlement Agreement (the "Recision Agreement") with Famous Sam's Franchise Corporation ("FSFC") and the former shareholders of FSFC, whereby Registrant returned to the Shareholders all of the outstanding proprietary interest of its sole wholly-owned subsidiary, FSFC, in exchange for a release of any and all liabilities between Registrant, FSFC and the Shareholders. The effect of the Recision Agreement was the recision of the acquisition of FSFC from the Shareholders on July 24, 1996, as if the acquisition had never been agreed to. The Recision Agreement was entered into in an effort by Registrant to avoid what it considered to be otherwise unnecessary litigation if the disputes which had arisen with the Shareholders had not been resolved, which litigation Registrant could not have afforded.

The Shareholders transferred the 700,000 common shares of Registrant issued in the acquisition of FSFC back to the treasury of Registrant. Concurrent with the recision, the existing board and officers of Registrant resigned, and counsel to Registrant, Mr. Mark S. Pierce, was appointed to the board. Mr. Pierce is now the sole director and executive officer of Registrant.

Item 3. Bankruptcy or Receivership.

Not Applicable.

Item 4. Changes in Registrant's Certifying Accountant.

Not Applicable.

Item 5. Other Events.

None.

Item 6. Resignation of Registrant's Directors.

Not Applicable.

Item 7. Financial Statements, Pro Forma Financial Information and
Exhibits.

Not Required.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Famous Sam's Group, Inc.
(Registrant)
By: /s/ Mark S. Pierce
Mark S. Pierce, Chief
 Executive Officer

DATE:  March 13, 1997


                             EXHIBITS


Exhibit 1. - Recision, Release and Final Settlement Agreement registrant, Famous Sam's Franchise Corporation and the former shareholders of Famous Sam's Franchise Corporation




               RESCISSION, RELEASE AND FINAL SETTLEMENT
                       (March 11, 1997)

THIS AGREEMENT is made and entered into this 11th day of March, 1997, by and among Famous Sam's Group, Inc., a Nevada corporation formerly known as U.S. Flywheel, Inc. ("FSGI"), and Famous Sam's Franchise Corporation, an Arizona corporation ("FSFC"), and the former shareholders of FSFC, Mr. Gerald Ross and Ms. Sandra Ross (collectively, "Mr. and Mrs. Ross").

                            RECITALS:

The following recitals are true and correct and form an integral part of this Agreement.

1.  FSGI, FSFC and the Rosses entered into an agreement (the "B
Reorg Agreement") on the 24th day of July, 1996, pursuant to which FSGI acquired from the Rosses all of the outstanding proprietary interest of FSFC;

2. Dan Hodges ("Hodges") was the subject of two contracts with FSGI pursuant to which he identified, negotiated and obtained the agreement of the Rosses to sell their shares in FSFC to FSGI, all as the authorized agent of FSGI;

3. Hodges, in obtaining the foregoing agreement from the Rosses to sell their shares of FSFC to FSGI, made many representations and warranties to, and covenants with, the Rosses on behalf of FSGI, each of which was material in obtaining their agreement;

4. Hodges specifically represented, warranted and covenanted, among other matters, to FSGI and Mr. and Mrs. Ross that he would
(i) arrange for the infusion of $2,000,000 in equity capital into FSGI following the acquisition, (ii) provide a market for the common equity of FSGI following the acquisition and the infusion of the foregoing capital so that a $5.00 share price would be maintained, (iii) guarantee the Rosses the return of their shares in FSFC and money if he were unable to perform the foregoing;

5. Hodges had no ability whatsoever to provide for the undertakings he made to the Rosses, each of which was materially false and misleading and instrumental to the Rosses in their coming to their decision, and each of which was made by Hodges knowing the same to be materially false and misleading;

6. Hodges obtained shares in FSGI for his services, liquidated those shares to his significant economic advantage, and failed to provide for any of the undertakings which he made, never intending to do so, and intending only to profit through the loss of FSGI, FSFC and the Rosses;

7. FSGI, FSFC and the Rosses, after discovering the materially false and misleading actions of Hodges, as set forth in part above, have endeavored since October 1, 1996, to resolve the issues with Hodges which have arisen.

8. Hodges has not even performed under these agreements, the result of which has been the loss of two separate financing opportunities to FSGI, FSFC and the Rosses for the business of FSFC, and the complete collapse of the market for the FSGI equity shares;

9. The parties have now concluded that Hodges had no intent whatsoever to fulfill his obligations under his latest set of agreements, or any of his prior agreements either for that matter, all to the detriment of the parties;

10. FSFC and the Rosses, as a result of those actions set forth above, among other actions, have the right under Section 17 of the Securities Act of 1933, as amended (the "Securities Act"), Sections 10(b), 18 and 29 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the "Arizona Securities Act" to sue FSGI for recision of the B Reorg Agreement and for their damages in regards of the same;

11. The parties have now determined that it is in the best interests of the parties to rescind the B Reorg Agreement, without the necessity of litigation, and return themselves, as best they are able, to the position they were in prior to July 24, 1996; and
12. The parties further desire to compromise all claims between themselves in regards of the aforesaid on the terms and conditions set forth herein.
                            COVENANTS:

NOW, THEREFORE, for Ten ($10) Dollars and other good and valuable consideration, the receipt and sufficiency of which are each hereby acknowledged, THE PARTIES AGREE AS FOLLOWS:

                              ARTICLE I
                              RECISION

1.1 Rescission of B Reorg Agreement. The parties hereby rescind the B Reorg Agreement nunc pro tunc to the date thereof in accordance with the provisions of the Securities Act, the Exchange Act and the Arizona Securities Act, all of which are set forth in the premises above.

1.2 Return of FSFC Shares by FSGI to the Rosses; Return of FSGI Shares to Treasury by the Rosses. FSGI hereby delivers to the Rosses all of its right, title and interest in and to FSFC, including all its outstanding proprietary interest in FSFC. FSFC and the Rosses hereby return to FSGI all of their right, title and interest in and to FSGI, including all of their shares of capital stock and all options and other rights to acquire shares of FSGI, whether under FSGI's current Incentive Stock Ownership Plan (ISOP) or otherwise. FSFC and the Rosses also hereby return to FSGI all outstanding options and other rights outstanding under the aforesaid ISOP or otherwise, whether owned by the Rosses or anyone else.

1.3 Return of FSGI Corporate Records by the Rosses; Resignation of Rosses and their Employees as Officers and Directors of FSGI; Appointment of New Director; Assets and Liabilities of FSGI; Change of Name by FSGI. The Rosses hereby return to FSGI its corporate record and minute book, as well as any and all other corporate records of FSGI in their possession or control. The current board of FSGI has appointed a new director immediately prior to the execution and delivery hereof, that being Mr. Mark S. Pierce, and have obtained the resignation of the remaining directors and officers of FSGI effective immediately prior to the execution and delivery hereof. The Rosses hereby represent and warrant to FSGI that there are no assets or outstanding liabilities of FSGI as of the date hereof. FSGI covenants that it will endeavor as soon as economically practicable to change its names from Famous Sam's Group, Inc.

                             ARTICLE II
          MUTUAL AND FINAL RELEASES AND COVENANTS NOT TO SUE

2.1 Release of the FSFC and the Rosses by FSGI. For and in consideration of the above and foregoing premises and the mutual covenants, promises and agreements contained herein, FSGI hereby releases, acquits and forever discharges FSFC and the Rosses, as well as FSFC's officers, directors, shareholders, affiliates, successors and assigns, if any, from and against any and all actions, causes of action, suits, claims, demands, rights, controversies, debts, agreements, damages, costs, expenses, liabilities and compensation whatsoever which it now has or may hereafter have on account of or arising out of any matter, thing or event which has happened, developed or occurred, whether known or unknown, at any time at or prior to the execution and delivery of this Agreement.

2.2 Release of FSGI by FSFC and the Rosses. For and in consideration of the above and foregoing premises and the mutual covenants, promises and agreements contained herein, FSFC and the Rosses hereby release, acquit and forever discharge FSGI, as well as FSGI's current officer and director, and Joseph Craig & Co., as well as its officers, directors, shareholders and advisors, including Messrs. Matthew Milonas and Craig Edelman, from and against any and all actions, causes of action, suits, claims, demands, rights, controversies, debts, agreements, damages, costs, expenses, liabilities and compensation whatsoever which they now have or may hereafter have on account of or arising out of any matter, thing or event which has happened, developed or occurred, whether known or unknown, at any time at or prior to the execution and delivery of this Agreement.

2.3 FSGI's Covenant Not to Sue. FSGI further covenants and agrees that it will not bring, commence, institute, maintain, prosecute or instigate any action at law, proceeding in equity, administrative proceeding or otherwise, nor prosecute or sue either FSFC and/or the Rosses and/or FSFC's officers, directors, shareholders, affiliates, successors or assigns, if any, either affirmatively or by way of cross-claim, defense or counterclaim, or by any other manner, for any alleged claim, demand, liability or cause of action in any way stemming from any claimed action or inaction of either FSFC and/or the Rosses at or prior to the execution and delivery of this Agreement.

2.4 FSFC's and the Ross' Covenant Not to Sue. FSFC and the Rosses each further covenant and agree that they will not bring, commence, institute, maintain, prosecute or instigate any action at law, proceeding in equity, administrative proceeding or otherwise, nor prosecute or sue FSGI, as well as FSGI's current officer and director, and Joseph Craig & Co., as well as its officers, directors, shareholders and advisors, including Messrs. Matthew Milonas and Craig Edelman, either affirmatively or by way of crossclaim, defense or counterclaim, or by any other manner, for any alleged claim, demand, liability or cause of action in any way stemming from any claimed action or inaction of FSGI at or prior to the execution and delivery of this Agreement.

2.5 Final Settlement. The parties each acknowledge, understand and agree that they are aware that they or their attorneys may hereafter discover facts different from or in addition to the facts which they now know or believe to be true, but that it is their intention to fully, finally, absolutely and forever settle any and all claims, disputes and differences which now exist, may exist or may have existed between them, and that in furtherance of such intention, the general and other releases given herein shall be and remain in effect as full and complete releases, notwithstanding any mistake of fact or the discovery of any different or additional facts.

                           ARTICLE III
             REPRESENTATIONS, WARRANTIES AND COVENANTS

3.1 Representations and Warranties of FSGI. FSGI hereby represents and warrants to FSFC and the Rosses as follows: (i) All necessary action has been taken to make this Agreement a legal, valid and binding obligation of the Hodges Group, and this Agreement is enforceable in accordance with its terms and conditions; and (ii) The execution and delivery of this Agreement and the performance by FSGI of its obligations hereunder will not result in any material breach or violation of or material default under any material agreement, indenture, lease, license, mortgage, instrument, or understanding, nor result in any violation of any law, rule, regulation, statute, order or decree of any kind to which FSGI is a party.

3.2  Representations and Warranties of FSFC and the Rosses.   FSFC
and the Rosses each represent and warrant to FSFC as follows: (i) All necessary action has been taken to make this Agreement a legal, valid and binding obligation of FSFC and of the Rosses, and this Agreement is enforceable in accordance with its terms and conditions; and (ii) The execution and delivery of this Agreement and the performance by FSFC and the Rosses of their respective obligations hereunder will not result in any material breach or violation of or material default under any material agreement, indenture, lease, license, mortgage, instrument, or understanding, nor result in any violation of any law, rule, regulation, statute, order or decree of any kind to which either FSFC or the Rosses are a party.

                           ARTICLE IV
                          MISCELLANEOUS

4.1 Entire Agreement; Modification. This Agreement sets forth and constitutes the entire agreement between the parties hereto with respect to the subject matter hereof, and supersedes any and all prior agreements, understandings, promises, and representations made by any party to any other concerning the subject matter hereof and/or the terms applicable hereto. This Agreement may not be released, discharged, amended or modified in any manner except by an instrument in writing signed by duly authorized representatives of the parties hereto.

4.2 Severability. The invalidity or unenforceabilty of one or more provisions of this Agreement shall not affect the validity or enforceability of any of the other provisions hereof, and this Agreement shall be construed in all respects as if such invalid or unenforceable provisions are omitted.

4.3 Governing Law. This Agreement shall be deemed to have been entered into and shall be construed and enforced in accordance with the laws of the State of Arizona. All parties agree to venue in the City of Tucson, County of Pima, State of Arizona, and agree to submit any disagreements hereunder to the appropriate court in said city and state.

4.4 Waivers. The failure of any party hereto to insist, in any one or more instances, upon the performance of any of the terms, covenants or conditions of this Agreement, or to otherwise exercise any right hereunder, shall not be construed as a waiver or relinquishment of the future performance of any such term, covenant or condition or the future exercise of such right, but the obligations of the party with respect to such future performance shall continue in full force and effect.

4.5 Headings. The headings of the articles, sections and paragraphs used in this Agreement are included for convenience only and are not to be used in construing or interpreting this Agreement.

4.6 Successor and Assigns. This Agreement, and each and every provision hereof, shall be binding upon and inure to the benefit of the parties, their respective successors, successors-in-title, heirs and assigns, and each and every successor-in-interest to any party, whether such successor acquires such interest by way of gift, purchase, foreclosure, or by any other method, who shall hold such interest subject to all the terms and conditions of this Agreement.

4.7 Survival of Representations. The representations, warranties and agreements of the parties hereto which are contained in this Agreement shall survive the execution hereof, and shall be unaffected by any investigation made by any party at any time.

4.8 Further Assurances. Each party hereto further agrees that they shall, either collectively or individually, take such further and additional action as may be reasonable and necessary to carry into full effect the intent of this agreement and to otherwise provide for the fulfillment hereof.

IN WITNESS WHEREOF, the parties have caused this Agreement to be executed on the date first above written.
Famous Sam's Group, Inc.       Famous Sam's Franchise Corporation


By: \s\ Mark S. Pierce          By: \s\ Gerald Ross
Mark S. Pierce, President       Gerald Ross, President


\s\ Sandra Ross                 \s\ Gerald Ross
Sandra Ross, Individually       Gerald Ross, Individually