Form 10QSB
period 1997-03-31
FAMOUS SAMS GROUP INC
filed 1997-04-28
CIK 928958

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    March 31, 1997

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

                         BALANCE SHEETS


                           March 31, 1997        December 31, 1996
                            (unaudited)

ASSETS:

Current Assets            $      ----             $         ----
Other Assets              $      ----             $         ----

  Total Assets            $      ----             $         ----

LIABILITIES AND
STOCKHOLDERS' EQUITY:

Current Liabilities
 Accounts payable          $ 73,949                 $    47,083
 Total Current Liabilities:$ 73,949                 $    47,083

Stockholders' Equity
   Common stock, $.001 par
   value, 390,367 shares
   issued and outstanding  3,868,809                  3,868,809

Deficit accumulated
 during development stage  (3,942,758)             (3,915,892)

Total Liabilities and
   Stockholders'
   Equity (Deficit)     $         ---            $        ---


The accompanying notes form an integral part of these statements.

                     FAMOUS SAM'S GROUP, INC.
                  (a development stage company)

                    STATEMENTS OF OPERATIONS

                                    Three months ended March 31,
                                           (Unaudited)
                                     1997                   1996

Revenues                      $      ----            $      ----

Expenses                           26,866                   ----
Net Gain (Loss)                   (26,866)            $      ----

Net Gain (Loss)
    per common share                $.07)                 *

Weighted average shares:
390,367 - 1997; 12,010,000 - 1996


* - Less than $.01 per share.


The accompanying notes form an integral part of these statements.


                     FAMOUS SAM'S GROUP, INC.
                  (a development stage company)


                      STATEMENTS OF CASH FLOWS


                              Three Months Ended March 31
                                    (Unaudited)
                               1997                      1996

Cash Flows Provided (Used) by
    Operating activities:
       Net Loss (Gain)       $  26,866                $   ---
      (Increase) in accounts
          payable               (26,866)                  ---
Net cash flows provided
  (used) by operating
        activities             $    ---               $   ---

Cash Flows Provided by
 Investing Activities:         $    ---                $  ---

Cash Flows Provided by
  Financing Activities:       $     ---                $  ---

Increase (Decrease) in cash:   $    ---                $ ---

Cash at beginning of the period:  $     ---        $     ---

Cash at end of period:           $     ---          $     ---


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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations:

The Company, previous to 1994, operated solely as a research and development facility. From October, 1993, until April 23, 1996, the Company merely held a minority stake in a partnership, which was transferred to a liquidating trust on this latter date. As a result of the recision on March 11, 1997, of the acquisition of Famous Sam's Franchise Corporation which had occurred on July 24, 1996, the Company had no operations during the first quarter of 1997 or during 1996. The Company had no revenues or income in the first quarter of 1997, or during 1996 or 1995 from any source whatsoever.

The Company's expenses during the first quarter of 1997 and the year ended December 31, 1996, as a result of the recision of the Famous Sam's acquisition, and the year ended December 31, 1995, were entirely administrative in nature. No meaningful comparison can be made between 1997 and 1996 since the Company had no operations during this time and incurred only administrative expenses.

Liquidity and Capital Resources:

The Company transferred all of its outstanding liabilities to trust on April 23, 1996, and all other liabilities, to the limited extent that there were any, during the year and to the date of the recision of the Famous Sam's acquisition on March 11, 1997, with the exception of the legal fees of Mr. Pierce, were satisfied by Famous Sam's. The Company had no other source of liquidity during the first quarter of 1997 or during 1996, other the largesse of Mr. Pierce in his extension of credit prior to becoming affiliated with the Company. The Company had no source of liquidity during 1995, and, as a result, became delinquent in payments to its creditors, one of whom sued for payment and obtained a judgement. In fulfillment of a condition precedent to closing of the Famous Sam's acquisition, management arranged for the advancement of sums to satisfy in full these former obligations of the Company, as previously transferred to the liquidating trust, and assigned in consideration its claims in this regards against the trust. The Company presently has no source of liquidity.

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

Item 6.  Exhibits and Reports on Form 8-K

Form 8-KSB dated March 11, 1997.

                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of April, 1997.

FAMOUS SAM'S GROUP, INC.
(Registrant)

By:  /s/ Mark S. Pierce
Mark S. Pierce, President
   and Chief Executive Officer

By: /s/ Mark S. Pierce
Mark S. Pierce, Chief Financial
   and Accounting Officer and Treasurer



EXHIBITS: Form 8-KSB dated March 11, 1997 and attached Recision
Agreement




               SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                          FORM 8-K
                      CURRENT REPORT

Pursuant to Section 15(d) or 13 of the Securities Exchange Act of
1934
                     March 11, 1997
                    (Date of Report)


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

1.2 Return of FSFC Shares by FSGI to the Rosses; Return of FSGI Shares to Treasury by the Rosses. FSGI hereby delivers to the Rosses all of its right, title and interest in and to FSFC, including all its outstanding proprietary interest in FSFC. FSFC and the Rosses hereby return to FSGI all of their right, title and interest in and to FSGI, including all of their shares of capital stock and all options and other rights to acquire shares of FSGI, whether under FSGI's current Incentive Stock Ownership Plan ("ISOP") or otherwise. FSFC and the Rosses also hereby return to FSGI all outstanding options and other rights outstanding under the aforesaid ISOP or otherwise, whether owned by the Rosses or anyone else.

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