Form 10KSB/A
period 1996-12-31
FAMOUS SAMS GROUP INC
filed 1997-06-04
CIK 928958

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                          FORM 10-KSB/A

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Famous Sam's Group, Inc., f/k/a U.S. Flywheel Systems, Inc. (a development stage company), as of December 31, 1996, and December 31, 1995, and the results of its operations and cash flows for the three years ended December 31, 1996, in conformity with generally accepted accounting principles.

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



     FAMOUS SAM'S GROUP, INC., f/k/a, U.S. FLYWHEEL SYSTEMS, INC.
                 (a Development Stage Company)


                     STATEMENTS OF OPERATIONS




                                       Years ended December 31
                                   1996         1995          1994

Income
  Miscellaneous income          $   -----  $   ------  $        65
  Sale of partnership
    interest (Note 1)               -----     ------      100,000
      Total income                 ------     ------      100,065

Expenses
  Bad debt expense (Note 6)        ------     ------      555,747
  Interest expense                 ------     ------        2,359
  Miscellaneous                     -----      8,969          119
  Office expense                    ------      ------        5,082
  Professional fees               154,493     ------       46,024
  Taxes and licenses               ------     ------        1,590
  Telephone                        ------     ------          833
     Total Expenses               154,493      8,969      611,754

Operating income (loss)          (154,493)    (8,969)   (511,689)
Income (Loss) Before Provision   (154,493)    (8,969)   (511,689)
   For Income Taxes
Provisions for Income Taxes        ------      ------     ------

Net Income (Loss)                (154,493)     (8,969)  (511,689)

Net Income (Loss) per share
  (Note 2)                           (.93)        (.49)     (27.72)



* - Less than $.01 per share.


The auditors report and accompanying notes are an integral part of these statements.



    FAMOUS SAM'S GROUP, INC., f/k/a, U.S. FLYWHEEL SYSTEMS, INC.
                  (a Development Stage Company)


               STATEMENTS OF STOCKHOLDER'S EQUITY

                                                         Total
                         Common    Stock    Accumulated  Equity
                         Shares    Amount    (Deficit) (Deficit)

Balance at:
December 31, 1992       12,010,000 $3,724,323 $(722,242) $3,002,081

Net loss for the year
 ended December             ---      ---     (2,518,499)(2,518,499)
   31, 1993

Balance at:
December 31, 1993     12,010,000   3,724,323(3,240,741)  483,582

Net loss for the year
 ended December           ---        ---    (511,689)   (511,689)
    31, 1994

Balance at:
December 31, 1994      12,010,000  3,724,323  (3,752,430)( 28,107)

Net loss for the year
 ended December             ---       ---      (8,969)  (8,969)
     31, 1995

Balance at:
December 31, 1995   12,010,000 $3,724,323 (3,761,399) (37,076)

Reverse 1:1000 common
  share split on      (11,991,543)    ---       ---      ---
    May 31, 1996

Issuance of common
   shares for services   287,000    59,576      ---    59,576
   on July 23, 1996

Issuance of common
    shares for services   84,910    84,910     ---     84,910
    on September 5, 1996

Net Loss for the year
  ended December           ---        ---   (154,493)    (154,493)
  31, 1996

Balance at:
December 31, 1996         390,367 $3,868,809 $(3,915,892) $(47,083)



The auditors report and accompanying notes are an integral part of these statements.



  FAMOUS SAM'S GROUP, INC., f/k/a, U.S. FLYWHEEL SYSTEMS, INC.
                (a Development Stage Company)

                   STATEMENTS OF CASH FLOW

                                     Years Ended December 31,
                                     1996      1995      1994

Cash flows provided (used) by
 operating activities:
     Net (loss)                    $(154,493) $(8,969) $(511,689)

Adjustments to reconcile net
  gain (loss) to net cash
  provided by operating activities:
    Gain on sale of partnership
        interest                      ---       ---    (100,000)
    Decease (increase) in due
          from affiliate              ---       ---     510,541
     Increase (decrease)
         in accounts payable      10,007       8,030       8,708
     Increase (decrease) in
        franchise tax payable     ---        ---      (1,600)
     Increase in accrued
         interest payable         ---        ---       1,262

Net Cash Flows Provided (Used)
    by Operating Activities   (144,486)     (939)     (92,778)

Cash Flows Provided (Used)
  by Investing Activities:
     Net proceeds from sale
        of assets (Note 1)          ---      ---     100,000

Cash Flows Provided (Used)
  by Financing Activities:
     Proceeds from sale
           of stock (Note 1)    144,486      ---        ---
     Increase (decrease) in
       amounts due shareholders 144,486      ---    ( 6,301)

Increase (Decrease) in Cash         ---    ( 939)       921

Cash at the Beginning of
   the Period                       ---      939         18

Cash at the End
   of the Period                    ---      ---       939




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

Per Share Information - Per share information is based on the weighted average number of common shares outstanding during the reporting period. Shares used in the calculations were 390,367 on a weighted average basis for 1996, and 18,457 (post-split shares) for 1995 and 1994.

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