Form 10QSB
period 1997-06-30
FAMOUS SAMS GROUP INC
filed 1997-08-19
CIK 928958

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    June 30, 1997

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 0-24736

                      Famous Sam's Group, Inc.
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 15, 1997, there were approximately 390,367 shares outstanding.


I.  PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements





                     FAMOUS SAM'S GROUP, INC.
                 (a development stage company)

                         BALANCE SHEETS
                           June 30, 1997        December 31, 1996
                            (unaudited)

ASSETS:

Current Assets            $      ----             $         ----
Other Assets              $      ----             $         ----

  Total Assets            $      ----             $         ----

LIABILITIES AND
STOCKHOLDERS' EQUITY:

Current Liabilities
 Accounts payable          $    75,920             $     47,083
 Total Current Liabilities:$    75,920             $     47,083

Stockholders' Equity
   Common stock, $.001 par
   value, 390,367 shares
   issued and outstanding     3,868,809                3,868,809

Deficit accumulated
 during development stage    (3,944,729)             (3,915,892)

Total Liabilities and
   Stockholders'
   Equity (Deficit)     $         ---            $        ---


The accompanying notes form an integral part of these statements.


                     FAMOUS SAM'S GROUP, INC.
                  (a development stage company)

                    STATEMENTS OF OPERATIONS

                                    Six months ended June 30,
                                           (Unaudited)
                                     1997                   1996

Revenues                      $      ----            $      ----

Expenses                            1,971                   ----
Net Gain (Loss)                    (1,971)           $      ----

Net Gain (Loss)
    per common share                *                   *

Weighted average shares:
390,367 - 1997; 12,010,000 - 1996

* - Less than $.01 per share.

The accompanying notes form an integral part of these statements.


                     FAMOUS SAM'S GROUP, INC.
                  (a development stage company)


                      STATEMENTS OF CASH FLOWS


                              Six Months Ended June 30
                                    (Unaudited)
                               1997                      1996

Cash Flows Provided (Used) by
    Operating activities:
       Net Loss (Gain)           $  ----                $   ----
      (Increase) in accounts
          payable                   ----                    ----
Net cash flows provided
  (used) by operating
        activities              $   ----                $   ----

Cash Flows Provided by
 Investing Activities:         $    ---                $  ---

Cash Flows Provided by
  Financing Activities:       $     ---                $  ---

Increase (Decrease) in cash:   $    ---                $ ---

Cash at beginning of the period:  $     ---        $     ---

Cash at end of period:           $     ---          $     ---

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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations:

The Company, previous to 1994, operated solely as a research and development facility. From October, 1993, until April 23, 1996, the Company merely held a minority stake in a partnership, which was transferred to a liquidating trust on this latter date. As a result of the recision on March 11, 1997, of the acquisition of Famous Sam's Franchise Corporation which had occurred on July 24, 1996, the Company had no operations during the first half of 1997 or during 1996. The Company had no revenues or income in the first half of 1997, or during 1996 or 1995 from any source whatsoever.

The Company's expenses during the first half of 1997 and the year ended December 31, 1996, as a result of the recision of the Famous Sam's acquisition, and the year ended December 31, 1995, were entirely administrative in nature. No meaningful comparison can be made between 1997 and 1996 since the Company had no operations during this time and incurred only administrative expenses.

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

There were no meetings of security holders during the period covered by this report.

Item 5.  Other Information

There is no additional information which the Company is electing to report under this item at this time.

Item 6.  Exhibits and Reports on Form 8-K

None.


                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 18th day of August, 1997.

FAMOUS SAM'S GROUP, INC.
(Registrant)

By:  /s/ Mark S. Pierce
Mark S. Pierce, President
   and Chief Executive Officer

By: /s/ Mark S. Pierce
Mark S. Pierce, Chief Financial
   and Accounting Officer and Treasurer