Form 10QSB
period 1997-09-30
FAMOUS SAMS GROUP INC
filed 1997-10-14
CIK 928958

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 1997

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number: 0-24736

                    Famous Sam's Group, Inc.
(Exact name of small business issuer as specified in its charter)

      Nevada                                   88-0361701
(State or other jurisdiction of            (I.R.S. employer
incorporation or organization)          identification number)

1999 Broadway, Ste. 3235, Denver, Colorado         80202
  (Address of principal executive offices)       (Zip Code)

Issuer's telephone number, including area code:  (303) 292-2992

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 13, 1997, there were approximately 390,367 shares outstanding.

Item 1.  Financial Statements

                     FAMOUS SAM'S GROUP, INC.
                  (a development stage company)

                         BALANCE SHEETS

                          September 30, 1997   December 31, 1996
                              (unaudited)

ASSETS:

Current Assets              $    ---     $     ---
Other Assets                $    ---     $     ---

       Total Assets         $    ---     $     ---

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
    Accounts payable        $ 75,920     $  47,083

Total Current Liabilities:  $ 75,920     $  47,083

Stockholders' Equity
 Common stock, $.001 par
   value, 12,010,000 shares
   issued and outstanding
   on December 31, 1997,
   and 390,367 shares
   issued and outstanding
   on September 30, 1997     3,868,809     3,868,809
Deficit accumulated during
   development stage        (3,944,729)   (3,915,892)

Total Liabilities and
   Stockholders' Equity
     (Deficit)              $   ---     $        ---


The accompanying notes form an integral part of these statements.


                  FAMOUS SAM'S GROUP, INC.
               (a development stage company)

                    STATEMENTS OF OPERATIONS

                    Nine months ended September 30,
                               (unaudited)

                              1997             1996

Revenues                   $   ---          $   ---
Expenses                    28,837              ---
Net Gain (Loss)            $(28,837)        $   ---
Net Gain (Loss) per
   common share             (.0738)               *

Weighted average shares     390,367         12,010,000

* - Less than $.001 per share.

The accompanying notes form an integral part of these statements.
                    FAMOUS SAM'S GROUP, INC.
                  (a development stage company)

                    STATEMENTS OF CASH FLOWS

                             Nine Months Ended September 30
                                      (Unaudited)
                                       1997        1996

Cash Flows Provided (Used) by
Operating activities:

  Net Loss (Gain)                    $ 28,837    $   ---
  (Increase) in accounts payable      (28,837)       ---
   Net cash flows provided (used)
     by operating activities         $   ---     $   ---

Cash Flows Provided by Investing
    Activities:                      $   ---     $   ---

Cash Flows Provided by Financing
    Activities:                      $   ---     $   ---

Increase (Decrease) in cash:         $   ---     $   ---

Cash at beginning of the period:     $   ---     $   ---
Cash at end of period:               $   ---      $   ---


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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations:

The Company, previous to 1994, operated solely as a research and development facility. From October, 1993, until April 23, 1996, the Company merely held a minority stake in a partnership, which was transferred to a liquidating trust on this latter date. As a result of the recision on March 11, 1997, of the acquisition of Famous Sam's Franchise Corporation (Famous Sam's), which had occurred on July 24, 1996, the Company had no operations during the first nine months of 1997 or during 1996. The Company had no revenues or income in the first nine months of 1997, or during 1996 or 1995 from any source whatsoever.

The Company's expenses during the first nine months of 1997 and the year ended December 31, 1996, as a result of the recision of the Famous Sam's acquisition, and the year ended December 31, 1995, were entirely administrative in nature. No meaningful comparison can be made between 1997 and 1996 since the Company had no operations during this time and incurred only administrative expenses.

Liquidity and Capital Resources:

The Company transferred all of its outstanding liabilities to trust on April 23, 1996. All liabilities incurred subsequent to April 23, 1996, and prior to March 11, 1997, were satisfied by Famous Sam's, with the exception of the legal fees of Mr. Pierce. The Company had no other source of liquidity during the first half of 1997 or during 1996, other the largesse of Mr. Pierce in his extension of credit prior to becoming affiliated with the Company. The Company had no source of liquidity during 1995, and, as a result, became delinquent in payments to its creditors, one of whom sued for payment and obtained a judgement. In fulfillment of a condition precedent to closing of the Famous Sam's acquisition, management arranged for the advancement of sums to satisfy in full these former obligations of the Company, as previously transferred to the liquidating trust, and assigned in consideration its claims in this regards against the trust. The Company presently has no source of liquidity.



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

Item 6.  Exhibits and Reports on Form 8-K

None.

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of October, 1997.

FAMOUS SAM'S GROUP, INC.
(Registrant)

By:  /s/ Mark S. Pierce
        Mark S. Pierce, Chief Executive
        and Financial Officer


By:  /s/ Mark S. Pierce
        Director