Form 10KSB
period 1997-12-31
FAMOUS SAMS GROUP INC
filed 1998-04-13
CIK 928958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 1997

                                       OR

[  ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 0-24736

                   BioProgress Technology International, Inc.
             (Exact name of registrant as specified in its charter)

            Nevada                                               88-0361701
 (State or other jurisdiction)                               (I.R.S. employer)
of incorporation or organization                           identification number

9055 Huntcliff Trace, Atlanta, Georgia                            30350-1735
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (770) 641-0264 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes  X    No
                                      -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: On April 6, 1998, the closing inside bid and asked prices for the shares of common stock of registrant, which is the sole voting stock outstanding of registrant, were $.93 and $1.03, respectively. On that date, there were 4,999,753 shares of common stock outstanding. Affiliates held 4,000,000 shares of this stock; thus, the aggregate market value of the voting stock held by non-affiliates approximated $979,758.

Registrant had no revenues during fiscal 1997.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of April 6, 1998, there were approximately 4,999,753 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated: None.

                                     PART I.
Item 1.  Description of Business:

History: Famous Sam's Group, Inc., formerly known as U.S. Flywheel Systems, Inc. (the "Company"), was incorporated in California on March 5, 1990, as a subsidiary of Sunbird Technologies, Inc., a Utah corporation ("Sunbird Technologies"). In June, 1991, the Company acquired three patents and a license relating to flywheel technology from Sunbird Technologies and its affiliates in exchange for common shares of the Company ("Common Stock"). These shares of Common Stock were subsequently distributed to the shareholders of Sunbird Technologies after registration with the U.S. Securities and Exchange Commission ("Commission"). The Company subsequently transferred its flywheel technology to a partnership (the "Partnership") in exchange for a minority interest in the Partnership. The Partnership interest of the Company was subsequently sold, after which the Company began its search for a business in which to engage. Acquisition of BioProgress Technology, Inc.: On October 30, 1997, the Company entered into a letter of intent with BioProgress Technology, Inc., a Colorado corporation ("BioProgress Technology"), which was followed on November 17, 1997, by a formal agreement (the "Reorganization Agreement"). Pursuant to the Reorganization Agreement, the Company agreed to acquire all of the outstanding capital stock of BioProgress Technology in exchange for 4,000,000 post- split shares of Common Stock. Immediately prior to closing the Company had reverse split its outstanding capitalization on a one for five (1:5) basis.

In conjunction with the execution and delivery of the Reorganization Agreement, the Company entered into an agreement with the shareholders of the Distributor which gives the Company the option of acquiring all or any part, on a pro rata basis, of the issued and outstanding proprietary interest of the Distributor on or before June 30, 1998. The Company, if an election is made, would be required to issue one and 1/2 shares of Common Stock for each share outstanding of the Distributor, which has 10,100,000 shares outstanding; thus, if the option were exercised in full, the Company would issue 15,150,000 shares of Common Stock. On exercise of this election, the Distributor may have no more than 10,100,000 shares outstanding, and the Company may have no more than 5,000,000 shares of Common Stock issued and outstanding and must have completed or be in a position to complete the sale of such number of shares of Common Stock at a price of no less than $5.00 per share so as to generate no less than $4,000,000 net of all costs.

Business of BioProgress Technology: BioProgress Technology has entered into an "Exclusive Distributor Agreement" with BioProgress Technology, Limited, an entity incorporated in the United Kingdom (the "Distributor"). The Distributor is engaged in the development, manufacture, sale and distribution of materials and processes used to replace gelatin in the manufacture of soft capsules, as discussed in more detail below. BioProgress Technology, under this agreement, has been granted the right to serve as the "Exclusive Distributor" of the foregoing products in the United States and Canada, and has agreed to purchase 34,500,000 products over a twelve month period beginning in January of next year at a price per thousand of $66.00. The volume purchased will increase by 20% per annum after the first year of the agreement through the fifth year, by 15% per annum in years six through ten, 10% per annum in years eleven through 15, and 5% per annum in years 16 through 20. If this purchase schedule is not met, BioProgress Technology will lose the exclusive right to distribute these products, but may not lose its distribution rights altogether, i.e., it may remain as a non-exclusive distributor; however, the Distributor will then have the right to find another exclusive distributor in the United States and Canada for the products. The Distributor remains the sole owner of the technical know-how and intellectual property rights associated with the products.

The Gelatin Capsule Industry and the Opportunity: BioProgress Technology, as a result of the Exclusive Distributor Agreement, aims to take commercial advantage of certain external factors adversely affecting the gelatin industry, particularly soft gelatin encapsulation, by providing the industry with a cost effective commercial substitute and flexible manufacturing process for the gelatin capsules. Gelatin capsules are currently used to encapsulate a wide range of consumer products, including cosmetics and dietary supplements. This represents an extremely large and lucrative market which is urgently seeking a replacement for gelatin, a product under attack on various fronts.

Gelatin is a protein derived from animal renderings, which is used to encapsulate dietary supplements, oils, cosmetic preparations and, in some cases, drug delivery systems. The global annual consumption of gelatin by weight exceeds 210,000 tonnes, of which 21,000 tonnes are used to produce around 50 billion soft capsule products annually. Expansion of the encapsulation market into those groups with religious and ethical concerns about the use of animal derived materials would open up such markets as the Muslim population which now stands globally at approximately 935 million, and vegetarians, of which there are an estimated 29 million in the USA alone. Currently, these groups are supplied either with hard cellulose capsules or, in the case of Muslims, with gelatin derived solely from bones. In addition, the fear of contraction of Bovine Spongiform Encephalopathy ("Mad Cow Disease") from the ingestion of gelatin based capsules has opened up further opportunities.

Management of the Distributor and BioProgress Technology have identified weaknesses in the processing requirements and in-use performance of gelatin, and the Distributor has filed a patent application in respect of a new process using a replacement material ("X-GelTM"). In addition, trials of this new process have been concluded and have proved the principle and commercial viability of the technology.
BioProgress Technology has landed the contractual right to exploit the formulation and engineering necessary to perfect an encapsulation system which does not require the unique properties of gelatin. Trial manufacturing processes have concluded and management believes that the bath oil capsule range is now ready for commercial use, which, under the means proposed, does not require governmental approval.

Famous Sam's Acquisition: The Company acquired Famous Sam's Franchise Corporation ("Famous Sam's") as a wholly-owned subsidiary on July 23, 1996. Subsequently, on March 11, 1997, the Company and Famous Sam's entered into a recision agreement between themselves and the former shareholders of Famous Sam's (the "Shareholders") whereby the Company returned to the Shareholders all of the outstanding proprietary interest of Famous Sam's in exchange for (i) a release of any and all liabilities between the Company, Famous Sam's and the Shareholders, (ii) a representation from the Shareholders and Famous Sam's that the Company had no outstanding liabilities which had not been satisfied, other than amounts due the attorney for the Company, Mr. Mark S. Pierce, (iii) the return to treasury of the shares of Common Stock issued to the Shareholders under the Reorganization Agreement, (iv) the resignation of the then board and officers of the Company and (v) the appointment of a new board member. The premise for the recision was what the Company, Famous Sam's and the Shareholders felt to be certain material misrepresentations made by an independent contractor of the Company in obtaining the acquiescence of Famous Sam's to the
Reorganization Agreement. After discussions between the Company and the independent contractor and subsequent factual inquiries by management, it appeared that it was in the best interests of the Company to expeditiously and economically resolve all differences between the Company and the independent contractor. For this reason, all matters between the Company and the independent contractor were resolved on April 15, 1997, through the execution and delivery of a mutual release and settlement agreement. No party to this agreement admitted or denied any wrongdoing. The recision of the Reorganization Agreement and the settlement with the independent contractor were entered into by the Company in order to avoid what it considered to be otherwise unnecessary litigation if the disputes which had arisen had not been resolved, which the Company could not have afforded. The recision and settlement placed the parties in roughly the same position as if the acquisition of Famous Sam's had never taken place.

Item 2. Description of Property: The Company, as of the date of this report, owned no real or personal property, tangible or intangible, other than the shares of its wholly-owned subsidiary, BioProgess. The executive offices of the Company are being provided by The Jade Partnership, the majority shareholder of the Company, free of charge on a month-to-month basis. These offices are located at 9055 Huntcliff Trace, Atlanta, Georgia, 30350-1735. The telephone number at this address is (770) 641-0264.

Item 3. Legal Proceedings: No material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management's knowledge) is a party or to which the property of the Company is subject is pending, and no such material proceeding is known by management of the Company to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders: There were no meetings of security holders during the period covered by this report.

Item 5. Market for Common Equity and Related Shareholder Matters: On May 31, 1996, the Company effected a reverse one for one thousand (1:1000) capital share split. On November 6, 1997, the Company effected a reverse one for five (1:5) capital share split. Concurrently, the authorized capitalization of the Company was increased to 10,000,000 common shares, $.001 par value per share, and 1,000,000 preferred shares, $.01 par value per share. As of April 6, 1998, there were approximately 4,999,753 shares of Common Stock issued and outstanding, which were held of record by approximately 2,197 shareholders.

The Common Stock is currently quoted on the Bulletin Board maintained by the National Association of Securities Dealers, Inc., under the symbol "BPRG." There was no trading in the Common Stock prior to August, 1996. The following table sets forth the range of high, low and closing bid and asked prices per share of the Common Stock as reported by National Quotation Bureau, Inc. for the period indicated.


Calendar Quarter      High Bid     Low Bid    Closing Bid    High Ask     Low Ask    Closing Ask
------------------    --------     -------    -----------    --------     -------    -----------
September 30, 1996     $ 4.50      $ 1.00       $ 4.375       $ 5.50      $ 2.00       $ 5.375
December 31, 1996        1.875        .75         1.75          2.25        1.25         2.25
March 31, 1997            .75         .75          .75          1.25        1.25         1.25
June 30, 1997
September 30, 1997
December 31, 1997


The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Further, the above prices have been adjusted to reflect the two reverse share splits discussed above in this item. On April 6, 1998, the closing inside bid and asked prices for the Common Stock were $.94 and $1.03, respectively. On that date there were nine market makers publishing quotes.

The Company has paid no dividends on the Common Stock since inception and does not expect to pay dividends in the foreseeable future. There are, however, no restrictions on the payment of dividends.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations: The Company, previous to 1994, operated solely as a research and development facility. From October, 1993, until April 23, 1996, the Company merely held a minority stake in a limited partnership, which was transferred to trust on the latter date. As a result of the recision of the acquisition of Famous Sam's, the Company had no operations during 1996 or 1997. The Company had no revenues or income in 1997, 1996 or 1995 from any source whatsoever. During 1994, the Company realized $100,000 in revenue from the sale of a portion of its partnership interest. In 1993, the Company realized $500,000 in revenue from the sale of its flywheel technology and licenses to the partnership.

The Company's expenses during the years ended December 31, 1997, 1996, 1995 and 1994 were entirely administrative in nature. No meaningful comparison can be made between these years since the business of the Company during these years was solely administrative in nature.

Liquidity and Capital Resources: The Company transferred all liabilities to trust on April 23, 1996, and all other liabilities, to the limited extent that there were any, during 1996 to the date of the recision of the Reorganization Agreement, March 11, 1997, with the exception of the legal fees of Mr. Pierce, were satisfied by Famous Sam's. The Company had no other source of liquidity during 1997 or 1996, other than the largesse of Mr. Pierce in his extension of credit and personal funds. The Company had no source of liquidity during 1995, and, as a result, became delinquent in payments to its creditors, one of whom sued for payment and obtained a judgement. In fulfillment of a condition precedent to closing of the Famous Sam's acquisition, management arranged for the advancement of sums to satisfy in full these former obligations of the Company, as previously transferred to the liquidating trust, and assigned in consideration its claims in this regards against the trust.

In the last quarter of 1997, the Company sold 435,000 shares of Common Stock under an option with a consultant at a price per share of $.875, for aggregate consideration of $385,000. The Company then paid all past due obligations with these monies, and continues to use this cash in the development of its business.

Compliance with Beneficial Ownership Reporting Rules: Section 16(a) of the Securities Act of 1934, as amended ("Exchange Act"), requires the executive officers and directors of the Company, and persons who beneficially own more than 10% of the Common Stock, to file initial reports of ownership and reports of changes in ownership with the Commission. These officers, directors and shareholders are also required to furnish the Company with copies of certain of these reports. Based solely on a review of copies of reports furnished to the Company during its fiscal year ended December 31, 1997, and thereafter, or written representations, if any, received by the Company from these persons that no other reports were required, the Company believes that, during 1997, all applicable Section 16(a) filing requirements were satisfied.

Item 7.  Financial Statements.



                     HALLIBURTON, HUNTER & ASSOCIATES, P.C.
                          Certified Public Accountants




To the Board of Directors and Shareholders
BioProgress Technology International, Inc.
(Formerly Famous Sam's Group, Inc., and Subsidiary)

We have audited the accompanying balance sheets of BioProgress Technology International, Inc. (formerly Famous Sam's Group, Inc., and subsidiary), a development stage company, as of December 31 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the three years ended ended December 31, 1997. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of BioProgress Technology International, Inc. (formerly Famous Sam's Group, Inc., and subsidiary), a development stage company, as of December 31, 1997, and December 31, 1996, and the results of its operations and cash flows for the three years ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Halliburton, Hunter & Associates, P.C.


Littleton, Colorado
March 13, 1998




                            BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
                         Formerly FAMOUS SAM'S GROUP, INC., and Subsidiary
                                   (A Development Stage Company)

                                          BALANCE SHEETS

                                                                                December 31,
                                                                             1997          1996
                                                                         -----------    -----------

ASSETS

Current Assets:
         Cash                                                            $      --      $      --
                                                                         -----------    -----------
               Total Current Assets                                             --             --
                                                                         -----------    -----------

Other Assets:                                                                   --
                                                                         -----------    -----------
         Intercompany                                                        120,000           --
         Distributorship Agreement                                             4,000           --
                  Total Assets                                           $   124,000    $      --
                                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable (Note 5)                                       $      --      $    47,083
                                                                         -----------    -----------
                  Total Current Liabilities                                     --           47,083
                                                                         -----------    -----------

Shareholders' Equity (Deficit)
         Common Stock, $.001 par value, 10,000,000
           shares authorized, 4,999,753 outstanding in
           1997 and 390,367 in 1996 (Note 1)                                   5,000            390
         Additional paid-in capital                                        4,313,065      3,868,419
         Preferred Stock, $.01 par value, 1,000,000
           shares authorized, no shares outstanding
           (Note 1)                                                             --             --
Deficit accumulated during the development stage                          (4,039,065)    (3,915,892)
                                                                         -----------    -----------
                                                                             279,000        (47,083)
         Less stock subscription receivable                                  155,000           --

                  Total Shareholders' Equity (Deficit)                      (124,000)       (47,083)
                                                                         -----------    -----------

                  Total Liabilities and Shareholders' Equity (Deficit)   $   124,000    $      --
                                                                         ===========    ===========



                        The auditors report and accompanying notes are an
                                integral part of these statements.

                                                 6

                   BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
                Formerly FAMOUS SAM'S GROUP, INC., and Subsidiary
                          (A Development Stage Company)


                            STATEMENTS OF OPERATIONS




                                                 Years ended December 31
                                               1997        1996        1995
                                             --------    --------    --------

Total Income                                     --          --          --
                                             --------    --------    --------

Expenses
         Miscellaneous                           --          --         8,969
         Professional fees                    123,173     154,493        --
                  Total Expenses              123,173     154,493       8,969
                                             --------    --------    --------

Income (loss) before Provision for
   Income Taxes                              (123,173)   (154,493)     (8,969)
Provisions for Income Taxes                      --          --          --
                                             --------    --------    --------

Net Loss                                     (123,173)   (154,493)     (8,969)
                                             ========    ========    ========

Net Loss per share (Note 2)                      (.14)       (.93)       (.49)
                                             ========    ========    ========




               The auditors report and accompanying notes are an
                       integral part of these statements.




                                       BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
                                  Formerly FAMOUS SAM'S GROUP, INC., and Subsidiairy
                                            (A Development Stage Company)


                                          STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                                Total
                                               Common          Stock        Additional       Accumulated       Equity
                                               Shares          Amount     Paid-In Capital     (Deficit)       (Deficit)
                                               ------          ------     ---------------     ---------       ---------

Balance at December 31, 1995                 12,010,000     $    12,010     $ 3,712,313     $(3,761,399)    $   (37,076)

Reverse 1:1000 common share                 (11,991,543)        (11,992)         11,992            --              --
   split on May 31, 1996

Issuance of common shares                       287,000             287          59,289            --            59,576
   for services on July 23, 1996

Issuance of common shares                        84,910              85          84,825            --            84,910
   for services on September 5, 1996

Net Loss for the year ended December
   31, 1996                                        --              --              --          (154,493)       (154,493)
                                            -----------     -----------     -----------     -----------     -----------

Balance at December 31, 1996                    390,367     $       390     $ 3,868,419     $(3,915,892)    $   (47,083)

Reverse 1:5 common share
   split on October 30, 1997                   (310,614)           (310)            310            --              --

Issuance of common shares under
   incentive stock ownership plan               100,000             100            --              --               100

Issuance of common shares for all
   of the outstanding stock of BioProgress
   Technology, Inc., on November 17, 1997     4,000,000           4,000            --              --             4,000

Issuance of common shares in
   payment of legal expenses                    385,000             385          59,771            --            60,456

Exercise of option to purchase
   shares for cash                              435,000             435         384,565            --           385,000

Net Loss for the year ended December
   31, 1997                                        --              --              --          (123,173)       (123,173)
                                            -----------     -----------     -----------     -----------     -----------

Balance at December 31, 1997                  4,999,753     $     5,000     $ 4,313,065     $(4,039,065     $   279,000
                                            ===========     ===========     ===========     ===========     ===========




                                  The auditors report and accompanying notes are an
                                          integral part of these statements.

                                                          8




                                   BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
                               Formerly FAMOUS SAM'S GROUP, INC., and Subsidiary
                                         (a Development Stage Company)


                                            STATEMENTS OF CASH FLOW

                                                                            Years Ended December 31,
                                                                  1997               1996               1995
                                                               ---------          ---------          ---------

Cash flows (used) by operating activities:
         Net loss                                              $(123,173)         $(154,493)         $  (8,969)

Adjustments to reconcile net gain (loss) to net
   cash provided by operating activities:
         Increase in intercompany receivable                    (120,000)              --                 --
         (Decrease) in accounts payable                          (47,083)            10,007              8,030
                                                               ---------          ---------          ---------

Net Cash Flows (used)
    by Operating Activities                                     (290,256)          (144,486)              (939)
                                                               ---------          ---------          ---------

Cash Flows Provided by Financing Activities:
         Proceeds from sale of stock                             385,000            144,486               --
         Stock issued in payment of liabilities                   60,256               --                 --
         Less stock subscription receivable                     (155,000)              --                 --
                                                               ---------          ---------          ---------
                  Net cash flows from financing activities       290,256            144,486               --
                                                               ---------          ---------          ---------

Increase (decrease) in Cash                                         --                 --                 (939)

Cash at Beginning of the Period                                     --                 --                  939
                                                               ---------          ---------          ---------

Cash at End of the Period                                           --                 --                 --
                                                               =========          =========          =========


Non-cash  transaction  of  4,000,000  shares  of  common  stock for all stock of subsidiary, whose sole asset is distributorship agreement.






                              The auditors report and accompanying notes are an
                                     integral part of these statements.

                                                     9

                   BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
                Formerly FAMOUS SAM'S GROUP, INC., and Subsidiary
                          (a Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

1.  Organization and Business.

Organization - The Company was incorporated March 5, 1990.

Name change - On December 11, 1997, the name of the Company was changed to BioProgress Technology International, Inc.

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

Acquisition - On July 24, 1996, the Company agreed to acquire all of the outstanding proprietary interest of Famous Sam's Franchise Corporation ("Famous Sam's") in exchange for 700,000 shares of the Company's common stock. This acquisition was subsequently rescinded by the Company and Famous Sam's, among others, on March 11, 1997.

Change in Control of Company - Acquisition of BioProgress Technology, Inc., as a wholly-owned subsidiary of registrant: On October 30, 1997, the Company entered into a letter of intent with Jade Partnership, Inc., a Delaware corporation, to purchase all the outstanding share capital of BioProgress Technology, Inc., in exchange for 4,000,000 shares of Common Stock in the Company, which was followed on November 17, 1997, by a formal agreement (the "Reorganization Agreement"). Pursuant to the Reorganization Agreement, the Company agreed to acquire all of the outstanding capital stock of BioProgress Technology in exchange for 4,000,000 post-split shares of Common Stock. Immediately prior to closing, the Company had reverse split its outstanding capitalization on a one for five (1:5) basis.

On November 6, 1997, the Board of Directors issued an option to buy 435,000 shares of Common Stock for $385,000 to an individual who subsequently exercised the option. At December 31, 1997, $155,000 of the purchase price was unpaid.
The $155,000 was paid subsequently.

Business of BioProgress Technology International, Inc. - BioProgress Technology, Inc., has entered into an "Exclusive Distributor Agreement" with BioProgress Technology, Ltd., an entity incorporated in the United Kingdom (the "Distributor"). The Distributor is engaged in the development, manufacture, sale and distribution of materials and processes used to replace gelatin in the manufacture of soft capsules. BioProgress Technology, Inc., under this agreement, has been granted the right to serve as the "Exclusive Distributor" of the foregoing products in the United States and Canada, and has agreed to purchase 34,500,000 capsules over a twelve month period beginning in January, 1998, at a price of $66.00 per thousand. The volume purchased will increase by 20% per annum after the first year of the agreement through the fifth year; by 15% per annum in years six through ten; 10% per annum in years 11 through 15; and 5% per annum in years 16 through 20. If this purchase schedule is not met, BioProgress Technology, Inc., will lose the exclusive distributorship in the United States and Canada for the products. The Distributor remains the sole owner of the technical know-how and intellectual property rights associated with the products.

The Company issued 4,000,000 shares of its common stock to Jade Partnership, Inc. ("JPII"), a Delaware corporation which owned all of the outstanding shares of BioProgress Technology, Inc.

2.  Summary of Significant Accounting Policies.

Development Stage Company - The Company is considered to be a development stage company for financial reporting purposes since it had not generated significant operating income.

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

Per Share Information - Per share information is based on the weighted average number of common shares outstanding during the reporting period. Shares used in the calculations were 881,406 on a weighted bais for 1997, and 18,457 (post-split shares) for 1996 and 1995.

3. Due to An Affilite. As of December 31, 1996, the Company owed Mr. Mark S. Pierce, an individual who was then affiliated with the Company, but who was not at the time of the incurrence of the debt, the sum of $47,083 in accrued, but unpaid legal fees. The indebtedness, plus an additional $13,073, was satisfied by assignment of 385,000 restricted shares of the Company's common stock in November, 1997.

4. Other Events. In connection with the execution and delivery of the Reorganization Agreement, the Company entered into an agreement with the shareholders of the Distributor that gives the Company the option of acquiring all or any part, on a pro rata basis, of the issued and outstanding proprietary interest of the Distributor on or before June 30, 1998. The Company, if an election is made, would be required to issue one and 1/2 shares of Common Stock for each share outstanding of the Distributor, which has 10,100,000 shares outstanding; thus, if the option were exercised in full, the Company would issue 15,150,000 shares of Common Stock. On exercise of this election, the Distributor may have no more than 10,100,000 shares outstanding, and the Company may have no more than 5,000,000 shares of Common Stock issued and outstanding and must have completed or be in a position to complete the sale of such number of shares of Common Stock at a price of no less than $5.00 per share so as to generate no less than $4,000,000 net of all costs.

5. New Management. The Board of Directors, as a result of the BioProgress Technology acquisition, now consits of one member, Mr. Barry J. Muncaster, who, it is anticipated, will appoint additional directors in the near future. The following table sets forth all those persons who are now officers of the Company.

       NAME                          POSITION WITH COMPANY (1)

Barry J. Muncaster          Chairman, Chief Executive Officer and President
Malcolm D. Brown            Executive Vice-President of Research and Development
James T.C. Longley          Chief Financial and Accounting Officer, Treasurer

(1) None of the above individuals has any arrangement or understanding whereby they are or will be selected as a director or nominee of the Company or of BioProgress Technology, Inc. All directors and executive officers will hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. All officers are elected by the Board of Directors at its annual meeting immediately following the shareholders' annual meeting and hold office until their death or until they earlier resign or are removed from office. There are no written or other contracts providing for the election of directors or term of employment of executive officers, all of whom serve on an "at will" basis.

6. Related Party Transaction. The Company advanced $120,000 of those proceeds resulting from the sale of Common Stock to BioProgress Technology, Inc., its wholly-owned subsidiary.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure: In May, 1996, the Company advised Caldwell, Becker, Dervin, Petrick & Company that it would not retain them as the independent accountant to audit the financial statements of the Company as of and for the year ended December 31, 1995, because the Company had found an auditing firm whose costs for these services would be substantially less expensive. The Company had no disagreement with its former accountant on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused the accountant to make reference in its report upon the subject matter of the disagreement. Further, the former principal accountant's report on the financial statements did not contain an adverse opinion or a disclaimer of opinion or qualification as to audit scope or accounting principle. The decision to change accountants was approved by the full Board of Directors, which at that time had no audit or similar committee.

                                    PART III

Item 9. Directors and Executive Officers of the Company: The following table sets forth all current directors and executive officers of the Company, as well as their ages:


      Name                  Age                  Position with Company
      ----                  ---                  ---------------------

Barry J. Muncaster           52         Chairman of the Board of Directors,
                                          Chief Executive Officer and President

Malcolm D. Brown             39         Executive Vice-President of Research and
                                          Development

James T.C. Longley           38         Chief Financial and Accounting Officer,
                                          Treasurer

No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee. The directors and executive officerswill hold office until the next annual meeting of shareholders and until their respective successor has been duly elected and qualified or until his earlier resignation. Officers are generally elected by the Board of Directors at its annual meeting immediately following the shareholders' annual meeting and hold office until their death or until they earlier resign or are removed from office. There are no written or other contracts providing for the election of directors or term of employment of the executive officer, who serves on an "at will" basis. The Company does not have any standing audit, nominating or compensation committees, or any committees performing similar functions.

Profiles of  Directors  and  Executive  Officers of the Company and  BioProgress
Technology:

Barry J. Muncaster, Chairman, Chief Executive Officer and President. Mr. Muncaster is Chairman of the Board of Directors, Chief Executive Officer and President of the Company and BioProgress Technology, having served in these capacities since November 17, 1997, and inception, respectively.

Mr. Muncaster trained as a telecommunications engineer with British Telecom, and obtained a diploma in Telecommunications Engineering from the Cambridge College of Arts and Technology. Since 1970, Mr. Muncaster has been involved at executive and senior executive level with companies engaged in the development and commercialization of high technology products, which include: laser based systems employed in high energy physics experiments, electronic taxi meters, personal computer systems and home banking systems. He was a cofounder, and served as Chief Executive Officer of Oric Products International, Limited which, within three years of start-up, manufactured and sold in excess of 300,000 personal computers, achieving sales revenues in excess of $45,000,000 prior to its sale in 1983 to an investment company quoted on the London Stock Exchange.

Since 1987, Mr. Muncaster has been a partner in the Jade Partnership, a firm of management consultants, which specializes in assisting developmental companies engaged in high technology activities. The Jade Partnership was the sole shareholder of BioProgress Technology and now owns approximately 80% of the outstanding common stock of the Company.

Malcolm D. Brown, Executive Vice-President of Research and Development. Mr. Brown has served the Company since November 17, 1997, and BioProgress Technology from inception. He is responsible for the direction and implementation of the research and development programme of BioProgress Technology, the production engineering of its products, and for the environmental, safety and performance compliance of all raw materials used by BioProgress Technology. Mr. Brown holds a Bachelor of Science Degree (Honors) in Applied Biology, and a Master of Science Degree in Microbiology.

Prior to cofounding his affiliation with BioProgress Technology, Mr. Brown held senior research positions with Gestetner Corporation and with Ferrisgate Limited, where he worked on the formulation of specialist inks and coatings used in industrial processes.

James T.C. Longley, Chief Financial and Accounting Officer and Treasurer. Mr. Longley has been with the Company since November 17, 1997, and with BioProgress Technology since inception. He received an accounting degree with honors from Leeds University, and was admitted to the Institute of Chartered Accountants in England in July, 1983, at which time he joined Arthur Andersen & Co., a "Big 6" accounting firm, where he worked for two years, attaining the position of Senior Accountant, Auditing Division. He then served for three years as a manager in the Merchant Banking Division of Creditanstahl-Bankverein before leaving to join Touche Ross and Co., another Big 6 accounting firm, as a senior manager in its corporate financial division. In 1991, Mr. Longley founded Chapman Longley Chartered Accountants and Registered Auditors in the United Kingdom, where, in addition to providing services to a range of clients, he participated as part of a management team which successfully completed a Li.10.5 million management buy-in within the manufacturing industry, and also served as the finance director of The Fleet Management Group Limited which had annual revenues of Li.18 million during this time.

Consultants to BioProgress Technology:

Dawn M. Franklin. Ms. Franklin served for 21 years as Marketing Property Manager for Mars, Inc., where she was responsible for the management, registration and prosecution of intellectual property and trademarks. She has a very high standing in the international trademark community and holds the following positions: (i) Member of Board of Directors of International Trademark Association; (ii) Chairman of Membership Committee of International Trademark Association; (iii) Vice-Chairman of Public Relations Committee of International Trademark Association; (iv) Vice-Chairman of British Brands Group; (v) Member of Trademark Committee of AIM (European Association of Branded Goods Manufacturers); (vi) Delegate representing AIM at World Intellectual Property Organization ("WIPO"); (vii) Member of Committee of Experts on Subject of Famous Marks at WIPO; (viii) Consultant to WIPO and Member of Committee of Experts at WIPO on Subject of International Trademark Licensing; and (ix) Member of MARQUES (Association of European Trademark Proprietors).

Item 10. Executive Compensation: No compensation was paid during 1997 to the Board of Directors or executive officers of the Company in their capacities as such.

Item 11. Security Ownership of Management and Certain Others: Based upon information which has been made available to the Company by its stock transfer agent, the following table sets forth, as of April 6, 1998, the shares of Common Stock owned by each current director, by directors and executive officers as a group and by each person known by the Company to own more than 5% of the outstanding Common Stock:



    Title of Class           Name of Beneficial Owner      Number of Shares     Percent of Class (1)
    --------------           ------------------------      ----------------     --------------------

     Common Stock            The Jade Partnership (2)         4,000,000                 80%
Directors and Executive                                       4,000,000                 80%
Officers as a Group:


(1) Based on approximately 4,999,753 shares of common stock issued and outstanding on April 6, 1998.

(2) The Jade Partnership is a Delaware corporation, the equity ownership of which is as follows: (i) 42.49% - Barry J. Muncaster; (ii) 21.22% - Joe Muncaster, the son of Barry J. Muncaster; (iii) 7.067% - Linda Muncaster, the wife of Barry J. Muncaster; and (iv) 29.23% - Malcolm D. Brown.

Item 12.  Certain Transactions:

During 1996 and 1997, Mr. Mark S. Pierce, a former affiliate of the Company, extended services to and incurred costs on behalf of the Company. In 1996, the accruals were incurred while Mr. Pierce was not an affiliate. Mr. Pierce became an affiliate of the Company on March 11, 1997, and ceased his association as such on November 14, 1997. All amounts owed Mr. Pierce were satisfied on this latter date.

In the latter part of 1997, the Company advanced funds to BioProgress Technology which, in turn, loaned the same over to the Distributor.

Item 13.  Exhibits and Reports on Form 8-K:

(a)  Exhibits:

3.1(a)    Articles of Incorporation and Amendments (California).*
3.1(b)    Articles of Incorporation and Amendments (Nevada).**
3.1(c)    Articles of Incorporation and Amendments (Nevada).****
3.2(a)    Bylaws (California).*
3.2(a)    Bylaws (Nevada).**
4.1       Specimen stock certificate.*
10.1 Partnership Agreement dated October 20, 1993, among the Company, Costner Industries, Inc., a California corporation, Jack Bitterly and Steve Bitterly.*
10.2 Asset Purchase Agreement dated October 20, 1993, among the Company, the Partnership, Jack Bitterly, Steve Bitterly, Bruce Swartout, U.S. Flywheel, Inc., a California corporation and Sunbird Technologies, Inc.*
10.3 U.S. Flywheel Systems Unit Purchase Agreement dated July 16, 1994, between the Company and Costner Industries, Inc.*
10.4      Straight  Note  dated  October  21,  1993,  between  the  Company  and
          Sunbird.*
10.5 Consulting Agreement dated October 20, 1993, between the Partnership and Bruce Swartout.*
10.6 Asset Purchase Agreement dated May 31, 1996, changing name and domicile to Nevada and reverse splitting outstanding capitalization and increasing authorized capital.**
10.7      Reorganization Agreement between the Company and Famous Sam's.**
10.8      Liquidating Trust.**
10.9      Recision Agreement.****
10.10     Reorganization Agreement between the Company and BioProgress.****

--------------------------------------------------------------------------------

* Filed as an exhibit to the Company's Registration Statement on Form 10-SB dated August 23,1994, or October 21, 1994 (Registration No. 0-24736).
** Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1995.
*** Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1996.
****      Filed herewith.
--------------------------------------------------------------------------------


(b)  Forms 8-KSB:          Form 8-KSB dated March 11, 1997.
                           Form 8-KSB dated November 14, 1997.

                                   SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, United Kingdom on the 10th day of April, 1998.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
(Registrant)

By: /s/ Barry J. Muncaster
-------------------------------------------
Barry J. Muncaster, Chief Executive Officer
  and President

By: /s/ James T.C. Longley
-------------------------------------------
James T.C. Longley, Chief Financial
  and Accounting Officer, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacity on this 10th day of April, 1998.

/s/ Barry J. Muncaster
-------------------------------------------
Barry J. Muncaster, Director