Form 10QSB
period 1998-03-31
FAMOUS SAMS GROUP INC
filed 1998-06-19
CIK 928958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                               March 31, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE OF 1934

For the transition period from        to

Commission file number:  0-24736

                   BioProgress Technology International, Inc.
        (Exact name of small business issuer as specified in its charter)

              Nevada                                    88-0361701
  (State or other jurisdiction of                    (I.R.S. employer
  incorporation or organization)                  identification number)

 9055 Huntcliff Trace, Atlanta, Georgia                  30350-1735
(Address of Principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (770) 641-0264

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 14, 1998, there were approximately 4,999,753 shares outstanding.

                        I. PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
                          (a development stage company)

                                 BALANCE SHEETS

                                                 March 31, 1998     December 31,
                                                    (unaudited)          1997
ASSETS
Current assets
         Cash                                           $500              $---
         Payments in advance                          96,994               ---

           Total current assets                       97,494               ---

Other assets
         Distributorship agreement                     4,000             4,000
         Inter-company                                     0           120,000

           Total other assets                          4,000           121,000

Total assets                                        $101,494          $124,000

LIABILITIES AND
STOCKHOLDERS' EQUITY:

Current Liabilities
         Accounts payable                              7,820               ---
         Inter-company                                 5,850               ---

           Total current liabilities:                 13,670               ---

Stockholders' equity (deficit)

Common stock, $001 par value,\
         10,000 shares authorized, 4,999,753
         outstanding
                                                       5,000              5,000
Additional paid-in capital                         4,313,065          4,313,065

Preferred stock, $.01 par value,
         1,000,000 shares authorized, none
         outstanding
Deficit accumulated during development stage      (4,230,242)        (4,309,065)

Total shareholders' equity (deficit)                  87,823            279,000

Less stock subscription receivable                    ------            155,000
Total Liabilities and Stockholders'
      Equity (Deficit)                               101,494            124,000


The accompanying notes form an integral part of these statements.

                   BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
                          (a development state company)

                            STATEMENTS OF OPERATIONS

                                                    Three months ended March 31,
                                                               (Unaudited)
                                                            1998          1997
Revenues                                                  $-------      $-------

Expenses

Legal                                                       7,500        ------

Audit and accountancy                                       5,000        ------

Administrative expenses                                   178,007        ------

Professional fees                                             870        ------

Total expenses                                            191,177        26,866

Income (loss) before provision for income taxes          (191,177)      (26,866)


Provisions for income taxes                                ------        ------

Net gain (loss)                                          (191,177)      (26,866)

Net gain (loss) per common share                                *       (26,866)

Weighted average shares 4,999,753 - 1998;
390,367 - 1997


* - Less than $.01 per share

The accompanying notes from an integral part of these statements

                   BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS


                                                    Three Months Ended March 31
                                                            (Unaudited)
                                                     1998               1997

Cash Flows Provided (Used) by
         Net Loss                                  $(191,177)        $(26,866)

Adjustments to  reconcile  net
     gain  (loss) to net cash  provided
     by  operating activities:

         Increase in payments in advance             (96,993)            ---
         Decrease in inter-company
                  receivable                         120,000             ---
         Increase in inter-company
                  payable                              5,850             ---
         Increase in accounts payable                  7,820          26,866

Net cash flows provided (used) by
         operating activities                       (154,500)           ---

Cash Flows Provided by
         Investing Activities:

         Stock subscription receivable               155,000            ---

Increase (Decrease) in cash:                             500            ---

Cash at beginning of the period:                         ---            ---

Cash at end of period:                                   ---            ---

The accompanying notes form an integral part of these statements.

                   BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
                          (a development stage company)

                          Notes to Financial Statements
                                   (Unaudited)
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial condition of registrant have been included, and the disclosures are adequate to make the information presented not misleading.

Note 1. A summary of significant accounting policies is currently on file with the U.S. Securities and Exchange Commission in registrant's Form 10.

Note 2. The loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Note 3. Registrant has not declared or paid dividends on its common shares since inception.

Note 4. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 5. Income taxes have not been provided for in that registrant has not had a tax liability from inception to the date of these notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

Registrant, BioProgress Technology International, Inc., a Nevada corporation (the "Company") had no operations or revenues during the first quarter of 1997. On November 17, 1997, the Company entered into a "Reorganization Agreement" by which it acquired its now sole wholly-owned subsidiary, BioProgress Technology, Inc., a Colorado corporation ("BioProgress Technology").

BioProgress Technology has entered into an "Exclusive Distributor Agreement" with BioProgress Technology, Limited, an entity incorporated in the United Kingdom (the "Distributor"). The Distributor is engaged in the development, manufacture, sale and distribution of materials and processes used to replace gelatin in the manufacture of soft capsules. BioProgress Technology, under this agreement, has been granted the right to serve as the "Exclusive Distributor" of the foregoing products in the United States and Canada. BioProgress Technology has not yet commenced other than start-up operations under the Distributor Agreement; thus, it had no revenues since November 17, 1997, to the date of this report.

The Company's expenses during the first quarter of 1997 were entirely start-up and administrative in nature, and during the first quarter of 1998 related entirely to placing itself into a position by which it could pursue its obligations under the Exclusive Distributor Agreement. Thus, no meaningful comparison can be made between 1998 and 1997 since the Company had no operations during this time and incurred only administrative expenses.

Liquidity and Capital Resources:

During the first quarter of 1997, the Company had no source of liquidity, other than the largesse of its former sole director and executive officer in his extension of credit. In the last quarter of 1997, the Company sold 435,000 shares of Common Stock under an option with a consultant at a price per share of $.875, for aggregate consideration of $385,000. The Company then paid all past due obligations with these monies, and continues to use this cash in the development of its business.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May, 1998.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
(Registrant)

By:  /s/ Barry J. Muncaster
     ----------------------
Barry J. Muncaster, President
  and Chief Executive Officer