Form 10QSB
period 1998-06-30
FAMOUS SAMS GROUP INC
filed 1998-07-15
CIK 928958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 1998

OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE OF 1934

For the transition period from     to

Commission file number:  0-24736

                   BioProgress Technology International, Inc.
                       (formerly Famous Sam's Group Inc.)

        (Exact name of small business issuer as specified in its charter)

            Nevada
(State or other jurisdiction of                             88-0361701
incorporation or organization)                           (I.R.S. employer
                                                      identification number)
 9055 Huntcliff Trace, Atlanta, Georgia
(Address of Principal executive offices)                    30350-1735
                                                            (Zip Code)

Registrant's telephone number, including area code:  (770) 641-0264

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 14, 1998, there were approximately 4,999,753 shares outstanding.

I.  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

            BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  JUNE 30, 1998




ASSETS

Current assets

         Cash                                                              359
         Payments in advance                                            96,994
                                                                  ------------

         Total current assets                                           97,353
                                                                  ------------

Other assets

         Distributorship agreement                                       4,000
         Inter-company                                                       0
                                                                  ------------

         Total other assets                                              4,000
                                                                  ------------

TOTAL ASSETS                                                           101,353
                                                                  ------------

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities

         Accounts payable                                               22,643
         Inter-company                                                 189,525
                                                                  ------------

         Total current liabilities                                     212,168
                                                                  ------------

Shareholders' equity (deficit)

         Common stock, $0.001 par value,
         10,000,000 shares authorized, 4,999,753
         outstanding in 1997/8 and 390,367 in 1996                       5,000

         Additional paid-in capital                                  4,313,065

         Preferred stock, $0.01 par value, 1,000,000
         shares authorized, no shares outstanding                            0

         Deficit accumulated during the development
         stage                                                      -4,428,880
                                                                  ------------

         Total Shareholders' Equity (deficit)                         -110,815

         Less stock subscription receivable                                  0
                                                                  ------------

         Total Liabilities and Shareholders' Equity
         (Deficit)                                                     101,353
                                                                  ------------

       THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS.

            BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                              --------                         --------
                                                       1998              1997           1998              1997
                                                       ----              ----           ----              ----
Total Income                                         $        0      $        0       $        0      $        0
                                                     ----------      ----------       ----------      ----------
Expenses

         Legal                                           10,000               0           17,500               0
         Audit and accountancy                            4,200               0            9,200               0
         Administrative expenses                        152,529               0          328,006               0
         Professional fees                               31,909           1,971           32,579           1,971
         Other                                                0               0            2,530               0
                                                     ----------      ----------       ----------      ----------

                  Total expenses                        198,638           1,971          389,815           1,971
                                                     ----------      ----------       ----------      ----------

Income (loss) before provision for income taxes        (198,638)        (1,971)         (389,815)        (1,971)

Provisions for income taxes                                   0               0                0               0
                                                     ----------      ----------       ----------      ----------

Net loss                                             $ (198,638)     $  (1,971)       $ (389,815)     $  (1,971)
                                                     ==========      ==========       ==========      ==========

Net loss per share                                   $    (0.04)              *       $    (0.08)              *
                                                     ==========      ==========       ==========      ==========



* Less than ($.01) per share
THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS.

            BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                                           Three Months Ended
                                                                                 June 30,
                                                                                 --------
                                                                          1998                       1997
                                                                          ----                       ----
                                                                    $                          $
Cash flows (used) by operating activities

         Net loss                                                     -389,815                           0

         Adjustments to reconcile net gain (loss) to net cash provided by operating activities

         Increase in payments in advance                               -96,994                           0
         Decrease in inter-company receivable                          120,000                           0
         Increase in inter-company payable                             189,525                           0
         Increase in accounts payable                                   22,643                           0

                                                                  ------------                ------------

Net cash flows (used)
by operating activities                                               -154,641                           0

                                                                   -----------                ------------

Proceeds from sale of stock                                                  0                           0
Stock issued in payment of liabilities                                       0                           0
Less:  stock subscription receivable                                   155,000                           0

                                                                  ------------                ------------

                  Net cash flows from financing
                  activities                                           155,000                           0

                  Increase (decrease) in cash                              359                           0

                  Cash at beginning of period                                0                           0

                                                                  ------------                ------------

                  Cash at end of period                                    359                           0
                                                                  ============                ------------

THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS.

            BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


                          Notes to Financial Statements
                                   (Unaudited)

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial condition of registrant have been included, and the disclosures are adequate to make the information presented not misleading.

Note 1. A summary of significant accounting policies is currently on file with the U.S. Securities and Exchange Commission in registrant's Form 10, which is incorporated herein by reference.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

The results during the period of the Registrant, BioProgress Technology International, Inc., a Nevada corporation (together with its wholly-owned subsidiary, BioProgress Technology, Inc., the "Company"), reflect its continuing efforts to promote the initial line of products in the United States' natural food and healthcare market pursuant to the Exclusive Distributorship Agreement (the "Distributorship Agreement") between the Compnay's wholly-owned subsidiary and BioProgress Technology, Limited, an entity incorporated in the United Kingdom (the "Distributor") and an affiliate of the Company. The Distributor is engaged in the development, manufacture, sale and distribution of materials and processes used to replace gelatin in the manufacture of soft capsules. These efforts by the Company are continuing as the other lines the company will be distributing are developed and are introduced to the range of products.

The Company's expenses in the second quarter of fiscal 1998 have been largely administrative. No meaningful comparison can be made between 1998 and 1997 as the Company had no operations during 1997. The Company continues to investigate other product lines and commercial opportunities presented to it.

Pursuant to the Distributorship Agreement, the Company has now introduced X-Gel Moisturizing Bath Aromas, the first and only gelatin-free bath beads, to the United States. The Company has made its first shipment from the United Kingdom manufacturing facility to the United States The Company is currently proceeding with private label supply contracts with two global retailers that together have more than 3,500 outlets. XGel Moisturizing Bath Aromas are made from the vegetable-based dispersing oils and refined emollients which the Company believes naturally soften, repair, and protect the skin. XGel bath beads are 100% biodegradable, non-toxic, hypo-allergenic and contain no antioxidants. Registered with the Vegan Society, XGel bath beads contain no animal byproducts and have been tested on animals. XGel bath beads are available in four "mood enhancing" fragrances that are designed to suit the demands of concerned, health conscious individuals and the growing trends in aromatherapy.

During the second quarter of 1998, the Company's Board of Directors appointed Malcolm D. Brown and James T.C. Longley to fill vacancies in the Board of Directors. The Board of Directors now consists of three member.s In addition, Mr. Brown was appointed Executive Vice President of Research and Development, and Mr. Longley was appointed Chief Financial Officer, Treasurer and Secretary. Mr. Brown holds an MSc in microbiology and is the inventor and developer of the XGel Film System for which the Company, holds the exclusive distribution rights within North America pursuant to the Distributorship Agreement. Mr. Longley holds a B.Sc (Hons) in accounting and is a Fellow of the Institute of Chartered Accounts in the United Kingdom. Mr. Longley has 16 years of financial management experience with such organizations as Arthur Andersen, Touche Ross, and Creditanstalt Bankverein.

During the quarter the Company also announced the appointment of three senior consultants. The first, Marijo Clark, M.Sc, was Manager of Research and Development for Banner Pharmaceuticals for seven years prior to founding her own consultancy business. Ms. Clark has extensive experience in the field of soft encapsulation and is widely published in the science. The second key appointment is Mr. Graham Hind who will be responsible for developing the marketing strategy to introduce the Company's proposed line of animal-free ingestible soft capsules to the dietary supplement market. Mr. Hind has the exclusive rights within
Europe for the products of Martek Biosciences, Inc. (Nasdaq: MAKT), which include DHA oil, a highly regarded supplement for mothers and their infants. Prior to founding his own company, Mr. Hind was Managing Director of Nutricia Foods. The Company has also appointed Dawn M. Franklin as its consultant to advise on the development and protection of its intellectual property and brand development. For twenty-one years Ms. Franklin was responsible for the management of brand development and trademark protection for Mars, Inc. Ms. Franklin serves as a Member of the Board of Directors of the International Trademark Association and is Chairperson of its Membership Committee.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to fund its operations via inter-company loans and credit management. The Company continues to investigate a number of long-term funding scenarios and opportunities.

                           PART II - OTHER INFORMATION

Item 1.  Litigation

No material legal proceedings to which the Company is a party or to which the property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated. No material legal proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company is pending.

Item 2.  Change in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of July, 1998.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
(Registrant)

By:  /s/ Barry J. Muncaster
     ----------------------
         Barry J. Muncaster, President
         and Chief Executive Officer

     /s/ James T.C. Longley
     ----------------------
     James T. C. Longley, Chief Financial
     Officer
     (Principal Financial Officer)