Form 10QSB/A
period 1998-03-31
FAMOUS SAMS GROUP INC
filed 1998-08-11
CIK 928958

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 1998, there were approximately 4,999,753 shares outstanding.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of this 7th day of August, 1998.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
(Registrant)

By:  /s/ Barry J. Muncaster
     ----------------------
     Barry J. Muncaster, President
      and Chief Executive Officer

    /s/ James T.C. Longley
    ----------------------
    James T. C. Longley, Chief Financial
    Officer
    (Principal Financial Officer)