Form 10QSB
period 1998-09-30
BIOPROGRESS TECHNOLOGY INTERNATIONAL INC
filed 1998-11-17
CIK 928958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 1998

OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE OF 1934

For the transition period from ___________   to ___________

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 1998, there were approximately 4,999,753 shares outstanding.

I.  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

            BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                               September 30, 1998

ASSETS
Current assets
   Accounts Receivable                                                  12,675
   Cash                                                                    261
   Payments in advance                                                  91,888
                                                                     ---------
   Total current assets                                                104,824
                                                                     ---------
Other Assets
   Distributorship Agreement                                             4,000
   Inter-company                                                             0
   TOTAL ASSETS                                                       ________
                                                                       108,824
                                                                     ---------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
   Accounts payable                                                     40,943
   Other creditors                                                     377,706
                                                                     ---------
                                                                       418,649
                                                                     ---------
Shareholders' equity (deficit)
   Common stock, $0.01 par value, 10,000,000 shares
   authorized, 4,999,753 outstanding in 1997/8 and 390,367
   in 1996                                                               5,000
   Additional paid-in capital                                        4,313,065
   Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, no shares outstanding                                         0
   Deficit accumulated during the development stage
                                                                    (4,627,890)
                                                                     ---------
   Total Shareholders' Equity (deficit)                               (309,825)
   Less stock subscription receivable                                        0
                                                                     ---------
   Total Liabilities and Shareholders' Equity (Deficit)
                                                                       108,824
                                                                     ---------
The accompanying notes form an integral part of these statements

            BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                             Three Months
                                                           Ended September 30,

                                                           1998          1997


Sales                                                 $  12,675      $      0
Cost of Goods Sold                                        5,106             0
Gross Profit                                           --------      --------
                                                          7,569
Expenses
         Legal                                                0             0
         Audit and accountancy                            2,352             0
         Administrative expenses                        154,116             0
         Professional fees                               49,413             0
                                                       --------      --------
                  Total expenses                        205,881             0
                                                       --------      --------
Income (loss) before provision for income taxes        (198,312)            0
Provisions for income taxes                                   0             0
                                                       --------      --------
Net loss                                               (198,312)            0
                                                       --------      --------
Net loss per share                                        (0.04)         0.00
                                                       ========      ========


The accompanying notes form an integral part of these statements.

            BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                                          Three Months Ended
                                                            September 30,
                                                        1998           1997

Cash flows (used) by operating activities
         Net loss                                   $(198,312)       $       0
Adjustments to reconcile net gain (loss)
to net cash provided by operating activities
   Increase in accounts receivables                   (12,675)               0
   Decrease in payments in advance                      5,106                0
   Increase in other creditors payable                187,483                0
   Increase in accounts payable                        18,300                0
                                                     ---------
Net cash flows generated (used)                           (98)               0
by operating activities
                                                     ---------        --------
Proceeds from sale of stock                                 0                0
Stock issued in payment of liabilities                      0                0
Less:  stock subscription receivable                        0                0
                                                     ---------        --------
                  Net cash flows from
                    financing activities                    0                0
Increase (decrease) in cash                               (98)               0

Cash at beginning of period                               359                0
                                                     ---------        --------
Cash at end of period                                     261                0
                                                     =========        ========


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

The results during the period of the Registrant, BioProgress Technology International, Inc., a Nevada corporation (together with its wholly-owned subsidiary, BioProgress Technology, Inc., the "Company"), reflect its continuing efforts to promote the initial line of products in the United States' natural food and healthcare market pursuant to the Exclusive Distributorship Agreement (the "Distributorship Agreement") between the Company's wholly-owned subsidiary and BioProgress Technology, Limited, an entity incorporated in the United Kingdom (the "Distributor") and an affiliate of the Company. The Distributor is engaged in the development, manufacture, sale and distribution of materials and processes used to replace gelatin in the manufacture of soft capsules. These efforts by the Company are continuing as the other lines the company will be distributing are developed and are introduced to the range of products.

The Company's expenses in the third quarter of fiscal 1998 have been largely administrative. No meaningful comparison can be made between 1998 and 1997 as the Company had no operations during 1997. The Company continues to investigate other product lines and commercial opportunities presented to it.

Pursuant to the Distributorship Agreement, the Company has now introduced X-Gel Moisturizing Bath Aromas, the first and only gelatin-free bath beads, to the United States. The Company has received its first shipment from the United Kingdom manufacturing facility. The Company is currently pursuing discussions on several fronts with potential customers, including distributors and major retailers. XGel Moisturizing Bath Aromas are made from vegetable-based dispersing oils and refined emollients, which the Company believes naturally soften, repair, and protect the skin. XGel bath beads are 100% biodegradable, non-toxic, hypo-allergenic and contain no antioxidants. Registered with the Vegan Society, XGel bath beads contain no animal by-products and have not been tested on animals. XGel bath beads are available in four "mood enhancing" fragrances, which are designed to suit the demands of concerned, health conscious individuals and the growing trends in aromatherapy.

During the third quarter of 1998, the Company agreed to acquire DHA Nutrition Limited, a specialist sales, marketing and distribution company located in Cambridgeshire, England. Initial consideration for the acquisition is $224,000, to be satisfied by the issue of 400,000 ordinary shares of BioProgress Technology's common stock restricted from sale, assignment or disposal for a period of eighteen months from July 31, 1998. Deferred consideration of an additional 900,000 ordinary shares of common stock is dependent upon DHA Nutrition achieving gross sales of (pound)1,650,000 (approximately $2,700,000) and (pound)5,500,000 (approximately $9,000,000) in the periods to September 30, 1999 and September 30, 2000, respectively.

DHA  Nutrition  has been  working  closely with Martek  Biosciences  Corporation
(NASDAQ: MATK) to develop the UK market for Martek's Nutritional Oils in the Infant Formulae, vegetarian foods, dietary supplements and agro feed markets.

Following publication of the UK Government's 1995 COMA report (Committee On Medical Aspects of Food Policy) it was recognized that increasing the average consumption of the important fatty acids present in oily fish, particularly Docosahexaenoic (DHA), could have a significant effect on reducing the incidence of coronary heart disease. Further research has indicated that an adequate intake of dietary DHA, the principal fat component of both the human brain and eyes, may be vital in many other areas of human health. Fish do not produce DHA, but rather acquire it through the food chain from marine micro algae (sea plankton). Martek has identified and patented DHA producing varieties of micro algae and early research has shown that by feeding dried Biomeal (Martek's waste natural plant matter by-product following oil extraction) to farm animals, such as poultry and cattle, it is possible to produce therapeutically significant levels of DHA in their meat. This process will offer a new opportunity for consumers of meat to increase their average intake of DHA.

Martek has granted DHA Nutrition exclusive rights to develop this new healthier meat concept for the UK market. On July 23,1998, DHA Nutrition entered into a development agreement with one of Europe's largest animal feed companies to develop the opportunity with the support of major UK retailers.

The Company and DHA Nutrition are jointly in discussions regarding a technology collaboration agreement with leading producers of prepared foods.

Liquidity and capital resources

The Company continues to fund its operations via loans and credit management. The Company continues to investigate a number of long-term funding scenarios and opportunities.

Year 2000 Issues

         The Company has evaluated all internal software and all current products against anticipated Year 2000 concerns, and believes that its products and business will not be substantially affected by the advent of the year 2000, and that it has no significant exposure to contingencies related to the Year 2000 issue for the products it has sold. The Company has initiated a project to upgrade all internal software and to conduct testing on both its information technology systems and its other equipment and machinery to further ensure that all aspects of its business will be Year 2000 compliant. The Company believes that these procedures, which are expected to be completed by December 31, 1998, will have no material effect on the Company's customers and will not require any material expenditures or other material diversion of resources.

         During the fourth quarter of 1998 the Company will contact third parties with which it has material relationships, including its customers and suppliers, to attempt to determine their preparedness with respect to Year 2000 issues and to analyze the risk to the Company in the event such third parties experience significant business interruptions as a result of Year 2000 noncompliance. The Company expects to complete this review and to determine the need for contingency planning in this regard by March 31, 1999.

         Although the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurances that the Company will not experience unanticipated negative consequences and material costs caused by undetected errors or defects in the technology used in its internal systems, or that the systems of third parties on which the Company relies will be made compliant on a timely basis and will not have any material adverse effect on the Company. The Company is currently unable to estimate the most reasonably likely worst-case effects of the arrival of the year 2000 and does not currently have a contingency plan in place for any such unanticipated negative effects. The Company intends to analyze reasonably likely worst-case scenarios and the need for such contingency planning once the upgrade and testing of internal systems and review of third-party preparedness described above have been completed, and expects to complete this analysis by June 30, 1999.

It is anticipated that the total costs related to the Year 2000 issue will approximate to no more than $5,000.

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

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 13th day of November, 1998.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
(Registrant)

By:  /s/ Barry J. Muncaster
     ----------------------
Barry J. Muncaster, President
  and Chief Executive Officer



/s/ James T.C. Longley
----------------------
James T. C. Longley,
Chief Financial Officer
(Principal Financial Officer)