Form 10KSB
period 1998-12-31
BIOPROGRESS TECHNOLOGY INTERNATIONAL INC
filed 1999-07-15
CIK 928958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal  year  ended:  December  31, 1998
     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Registrant's telephone number, including area code: (770) 641-0264; Securities registered pursuant to Section 12(b) of the Act: None; Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 Par Value (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: On June 7, 1999, the closing inside bid and asked prices for the shares of common stock of registrant, which is the sole voting stock outstanding of registrant, were $1.28 and $1.43, respectively. On that date, there were approximately 33,052,137 shares of common stock outstanding. Affiliates held 16,484,066 shares of this stock; thus, the aggregate market value of the voting stock held by non-affiliates approximated $22,335,910. Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of June 7, 1999, there were approximately 33,052,137 shares outstanding.

Registrant had nominal revenues during fiscal 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated: None.

                                     PART I.

Item 1. Description of Business:

History: BioProgress International, Inc. (the "Company"), was incorporated in California on March 5, 1990. Subsequently, shares of the common stock of the Company ("Common Stock") were distributed to the shareholders of the parent corporation then owning the Company after registration with the U.S. Securities and Exchange Commission ("Commission"). The Company changes its domicile to Nevada in 1997.

Subsidiary Acquisitions:

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

     Distributorship and Acquisition Agreement with BioProgress Technology Limited (UK): In conjunction with the execution and delivery of the Reorganization Agreement, the Company entered into an agreement (the "BTL Option Agreement") with certain of the shareholders of BioProgress Technology Limited, an entity incorporated in the United Kingdom ("BTL"), which gave the Company the option of acquiring all or any part, on a pro rata basis, of the issued and outstanding proprietary interest of BTL on or before June 30, 1998. The Company was required under the BTL Option Agreement to issue one and 1/2 shares of Common Stock for each share outstanding of BTL, which then had 10,100,000 shares outstanding; thus, if the option had been exercised in full and in accordance with the original terms of this agreement, the Company would have issued 15,150,000 shares of Common Stock. BTL was required to have had no more than 10,100,000 shares outstanding, and the Company was required to have had no more than 5,000,000 shares of Common Stock issued and outstanding and to have completed or be in a position to have completed the sale of such number of shares of Common Stock at a price of no less than $5.00 per share so as to generate no less than $4,000,000 net of all costs. The terms and conditions of the BTL Option Agreement were not met, however, and the Company and original signators elected to amend the agreement and go forward with the acquisition of BTL by the Company.

On June 30, 1998, the Company and BTL amended the BTL Option Agreement. First, the maximum number of shares BTL was allowed to have outstanding at the closing date was raised from 10,100,000 to 16,000,000. Second, the requirement that the Company have no more than 5,000,000 shares of Common Stock issued and outstanding and to have completed or be in a position to have completed the sale of such number of shares of Common Stock at a price of no less than $5.00 per share so as to generate no less than $4,000,000 net of all costs was waived. Third, the Company undertook to assume up to a maximum of $1,000,000 in liabilities, satisfying such through the issuance of shares of Common Stock valued at the inside bid price on the closing date. The closing date was changed from June 30, 1998, to no later than March 31, 1999. The Company acquired approximately 62% of BTL on November 11, 1998, and acquired the remaining 38% of BTL on December 31, 1998, issuing 22,818,446 shares of Common Stock as the sole consideration for the acquisition.

     Acquisition of DHA Nutrition Limited (UK): On July 31, 1998, the Company agreed to acquire DHA Nutrition Limited (UK), an entity organized in the United Kingdom ("DNL"), as a wholly-owned subsidiary in exchange solely for 400,000 shares of Common Stock. (These shares were restricted from sale, assignment or disposal for 18 months beginning July 31, 1998.) The acquisition closed on August 12, 1998. The number of shares which the Company issued in the acquisition of DNL may be increased in the event that DNL's cumulative gross revenues in respect of its feed supply sales exceed L1,500,000 (STERLING) in the period to September 30, 1999, and exceed L5,000,000 (STERLING) in the period beginning October 1, 1999, and ending September 30, 2000. In these events, the Company will issue to the former DNL shareholders an additional 200,000 and 400,000 shares of Common Stock, respectively. Further and in addition to the foregoing shares, if DNL's cumulative gross revenues in respect of its food supply sales exceed L150,000 (STERLING) in the period to September 30, 1999, and exceed L500,000 (STERLING) in the period beginning October 1, 1999, and ending September 30, 2000, the Company will issue an additional 100,000 and 200,000 shares of Common Stock, respectively.

The sole asset of DNL on the date of acquisition was an agreement with Martek Biosciences Corporation ("Martek"), a publicly-held corporation organized in the United States whose securities trade on the NASDAQ System maintained by the National Association of Securities Dealers, Inc. DNL is working with Martek to develop the market in the United Kingdom for the use of Martek's nutritional oils in infant formula, vegetarian foods, dietary supplements and agro feed markets. Martek has identified and patented DHA (docosahexaenoic acid) producing varieties of micro algae (sea plankton), and has developed techniques for the production of both a powder form and an oil form of DHA. The oil form of DHA, management feels, is an excellent candidate for delivery using the film system developed by BTL.

On closing of the acquisition of DNL by the Company, Mesrrs. Muncaster, Longley and Brown were named to the board of DNL and assumed analogous officerial positions with DNL as they maintain with the Company and BTL. Correspondingly, the principal shareholder of DNL, Mr. Graham Hind, was named to the board of the Company and was appointed Vice-President of Sales and Marketing of the Company and BTL.

Martek has granted DNL exclusive DHA nutrition rights to develop a meat concept, and on July 23, 1998, DNL entered into a development agreement with ABN Foods Limited, which is one of Europe's largest feed companies, to develop this opportunity with the support of several U.K retailers.

The Company horizontally expanded its product line as a result of the DNL acquisition, and gained direct access to several leading retailers in the U.K., which, management feels, will offer potential to expand the customer base for a proposed line of vegetarian soft-capsule dietary supplements by BTL.

Product Acquisition and License Agreements:

     Product Acquisiton from Trutona International: On February 15, 1999, the Company acquired from Trutona International, Inc., a privately-held Atlanta-based corporation ("Trutona"), patents, licenses and trademarks relating to a broad range of products, including an award winning range of flushable and biodegradable disposable products designed by Trutona. The Company paid Trutona $1,500,000 in the acquisition, of which $750,000 was paid through the delivery of 1,875,000 shares of Common Stock at an agreed price of $.40 per share, with the remainder payable on or before December 31, 1999, through either the delivery of cash or of additional shares of Common Stock valued at $.40 per share, or any combination of the two at the option of the Company. The products acquired include an ultra thin, flushable and biodegradable line of feminine sanitary napkins which were recently selected for a "Millennium Product" award under a program initiated by the British Government to promote innovative technological achievements. Trutona is an affiliate of the Company since Messrs. Muncaster, Longley and Brown are directors, officers and significant shareholders of each entity.

     License to Consolidated EcoProgress Technologies: On March 23, 1999, the Company completed the sale of a license to Consolidated EcoProgress Technologies ("EcoProgress"), a Canadian company with securities traded on the Vancouver Stock Exchange. The license was sold for the sum of U.S. $1,500,000 and gives EcoProgress the exclusive right to manufacture, sell and distribute in the U.S. a line of flushable and biodegradable disposable products employing the intellectual property that the Company acquired from Trutona. EcoProgress paid $380,000 cash at closing and the remaining $1,120,000 was paid through the issuance of 1,400,000 shares of free trading common stock in EcoProgress at an agreed price of $.80 per share. The sale allowed the Company to recoup the entire price paid by the Company to Trutona for the technology. In addition to the consideration paid at closing the Company is entitled to receive up to a maximum of $3,500,000 by way of royalty on gross revenues achieved by EcoProgress. Contemporaneous to the completion of the sale to EcoProgress the Company and EcoProgress executed a research and development agreement that provides for the Company to exclusively develop products subject of the license for a minimum term of two years.

Consulting Agreements:

     Jade Partnership International Consulting Agreement. On April 1, 1998, the Company entered into a consulting and option agreement with The Jade Partnership International, Inc., a Delaware corporation ("Jade") owned by affiliates of the Company. Under this contract, Jade assisted the Company in obtaining equity and debt financing, and provided general business management, administration services, international licensing and sales and marketing strategies. This agreement provided that the Company was to have paid $50,000 per month as a fee to Jade which, at the option of Jade, was convertible into common stock of the Company at a price of $.28 per share, the then market price. The agreement was terminated during the latter part of 1998, with the Company agreeing to pay Jade the sum of $356,595.68 in fees. Jade elected to convert this amount into shares of Common Stock, agreeing to receive 1,273,556 shares on December 21, 1998. The stock will be issued when the Company is again current in its reports with the Commission.

     Ormiston-Gore Securities Consulting Agreement with the Company. On April 1, 1998, the Company entered into a financial consulting agreement with Ormiston-Gore Securities Limited ("OGSL"), a Bahamian investment and financial services company. Under this contract, OGSL provided services for the Company in obtaining equity and debt financing. All services had been rendered as of November 12, 1998. The Company agreed to pay OGSL a minimum fee of $10,000 per month which, at the option of OGSL, was convertible into common stock of the Company at a price of $.28 per share, the then market price. The Company agreed to pay OGSL the sum of $171,023.40 in fees. OGSL elected to convert this amount into shares of Common Stock, agreeing to receive 610,798 shares on December 21, 1998. The stock will be issued when the Company is again current in its reports with the Commission.

     Ormiston-Gore Securities Consulting Agreement with BTL. On April 1, 1998, BTL entered into a financial consulting agreement with OGSL. Under this contract, OGSL provided services for BTL in obtaining equity and debt financing and also loaned BTL $230,746.36. All services had been rendered as of November 12, 1998. The Company agreed to pay OGSL the sum of $230,746.36 in settlement of the loan made by OGSL to BTL. OGSL elected to convert this amount into shares of Common Stock at a price of $.28 per share, the then market price, agreeing to receive 824,094 shares on December 21, 1998. The stock will be issued when the Company is again current in its reports with the Commission.

Business Conducted by the Company and its Subsidiaries: The Company is a development stage company engaged in the research, development, manufacturing, marketing, sales and distribution of products that use water soluble and biodegradable films. During 1998, the Company focussed on the development and commercialization of its unique and proprietary process, the XGel(TM) Film System ("XGel(TM) FS"). The XGel(TM) FS is used to produce soft capsules that are free-from animal by-products; gelatin in particular. Soft capsules are commonly recognized as products that contain a wide variety of non-aqueous fillings either in ingestible form, such as vitamin, herbal and mineral supplements and as oral delivery systems for drugs; or in non-ingestible form, such as paintballs and toiletries (bath and aromatherapy oils).

Gelatin is a protein, which is predominantly derived from animal renderings. For many years gelatin has proven to be an acceptable and cost-effective encapsulation medium for soft capsules; however, the Company is of the opinion that this position is changing. Following the outbreak in Europe of Bovine Spongiform Encephalopathy ("BSE"), or "mad cow" disease, all animal derived food and by-products have come under the scrutiny of the scientific community and legislators for fear that BSE may have entered the human food chain. The reason for concern is that BSE may be linked to Creutzfeldt Jakob Disease ("CJD"), which is fatal to humans. During 1997, twelve deaths from CJD were reported in Great Britain.

The Company believes that its XGel(TM) FS is the only viable alternative for consumers who are anxious to switch to animal-free products in the global market for soft capsules. In addition, the XGel(TM) FS opens up a substantial untapped market for animal-free soft capsules that exists amongst vegetarian and religious groups. These groups, because of belief or culture, refuse to consume gelatin derived from cows or pigs, or in some cases, from any source. In addition, market research carried out in the United States and in Europe has indicated that in excess of 30% of all families are making efforts, on a regular basis, to remove animal products from their diet.

The XGel(TM) FS not only provides consumers with the choice of an animal-free soft capsule, but its unique and revolutionary design delivers significant advantages in the manufacturing process when compared to traditional encapsulation processes. One such advantage is the elimination of capital intensive equipment employed to mix and heat gelatin prior to its delivery to the encapsulating machine. A further example of the XGel(TM) FS's efficiency lies in its ability to produce soft capsules that do not require drying before being packed. Using traditional methods of manufacture, soft capsules may take up to 48 hours to dry, thereby requiring a substantial investment in inventory financing and resources. The Company believes its XGel(TM) FS to be the first revolutionary development within the encapsulation industry since it was first established in 1935. The Company has identified several new and substantial market opportunities that can benefit from the XGel(TM) FS and which are not available to traditional soft capsule manufacturers because of the limitations imposed by the use of gelatin. The Company's strength lies in innovation and the ability to commercialize innovative products. The Company is committed to a research and development program targeted to introduce enhancements to the XGel(TM) FS on a regular basis, which will expand the opportunities for both horizontal and vertical penetration of the Company's target markets.

During 1998 the Company made two acquisitions. The first acquisition, effected July 31, 1998, was the purchase of the entire issued share capital of DNL, as discussed above. DNL is a U.K. based company having certain exclusive rights to distribute and develop the market for certain products of Martek Biosciences, Inc. (NASDAQ: MATK). Two such products are Biomass and DHA (Docosahexaenoic) oil. These products have the benefit of substantial clinical evidence that supports their critical importance as additives to the diet of vegetarians and pregnant mothers. For example, in over fifty countries around the globe, Biomeal, a derivative of Biomass, is a mandatory additive to baby formula. The strategy behind the acquisition of DNL is to provide the Company with access to unique and important ingredients, which, when encapsulated in ingestible XGel(TM) Film, will facilitate the world's first full range of vitamin, herbal and mineral supplement products for vegetarians. During October 1998, the Company executed a technology collaboration agreement with United Biscuits Frozen & Chilled Foods ("UBFCF"), a division of United Biscuits, a $3.6 billion food producer based in the U.K. UBFCF is the owner of the leading brand of vegetarian prepared foods within the U.K., generating brand sales revenues in excess of $75 million. The agreement provides for the Company to develop a full line of vegetarian dietary supplements to be sold in the U.K. under the UBFCF's brand name. The Company is exploring the possibility of introducing the proposed branded range of vitamin, herbal and mineral supplement products to the market in North America. In late 1998 the Company effected its second acquisition within the year by completing the acquisition of BTL, also as discussed above. BTL was and is responsible for all research and development activities related to the XGel(TM) FS.

On February 15, 1999, the Company completed the purchase of certain patents and intellectual property rights relating to water dispersible and biodegradable products from Trutona, as discussed above. The patents and intellectual property purchased from Tutrona have a symbiotic relationship to the Company's patents, intellectual property and knowledge base and, together, position the Company as a leading technologist in the field of water soluble and biodegradable composite products. Subsequently, on March 23, 1999, the Company completed the sale of a license to EcoProgress which permits EcoProgress to use certain of the patents and intellectual property purchased from Trutona in a broad range of products including, but not limited to, flushable and biodegradable feminine hygiene pads, biodegradable diapers for infants, flushable and biodegradable pads for incontinent adults, and water soluble gowns and utensils for use in medical applications. The EcoProgress license expressly excludes all rights to the Company's XGel(TM) FS and resultant products. EcoProgress has several major Canadian retailers as its customers, including Overwaitea, London Drugs and Safeway.

This year has been one of foundation for the Company. Many major companies operating in the world's largest markets have approached the Company for details of the XGel(TM) FS and for the purpose of exploring possibilities for joint ventures, licenses, purchase of XGel(TM) FS equipment, or co-development of products for sale through their existing channels. The Company's management intends to explore all such opportunities in the search for maximum value for its shareholders.

During the year, the Company acquired many of the physical and human resources it needs to commercialize the XGel(TM) FS, and to prepare the necessary administration, manufacturing, marketing, sales and distribution resources and systems needed to reliably deliver high quality and cost effective products to its targeted customers. Part of the preparation program included delivering sample products of the Company's non-ingestible range to large and medium sized target customers. Each potential customer subjected the Company's samples to stability and performance testing. The results of each such test showed the Company's samples to either meet or exceed the performance characteristics of comparable gelatin based products. The Company has commenced the rollout of non-ingestible soft capsules and anticipates having its range of ingestible soft capsules completed during the final quarter of 1999.

Description of Products: The Company's primary focus is to commercialize its XGel(TM) FS. Products currently in development that are not related to the XGel(TM) FS include flushable and biodegradable pouches for colostomists. These and other products, which are subjects of the Company's research and development programs, are not expected to contribute to the Company's planned revenues during the current year.

     XGel(TM) FS: The Company's soft capsule technology can be considered as two separate technologies: the XGel(TM) FS for non-ingestible soft capsules, which is fully developed and in use, and the XGel(TM) FS for ingestible soft capsules, which is in the final stages of its development program.

The Company believes that its XGel(TM) FS has significant advantages over traditional gelatin based soft capsule production machinery. These advantages are: Lower Raw Material Costs: The cost of XGel(TM) Film per tonne is currently marginally less than that of gelatin in powder forms. There are no additional costs incurred to deliver XGel(TM) Film to the encapsulating head; whereas, gelatin has to be mixed with glycerin to form a liquid film. Reduced Capital Investment and Manpower: The availability of XGel(TM) Film in a film format eliminates the need for mixing containers and vats currently used to prepare gelatin for the encapsulation machine. In addition, expensive machinery is needed to maintain the viscosity of gelatin during its transportation to the encapsulation machine. The resultant savings to the Company in terms of capital investment and human resources compared to those of its competitors are significant. Multi-Task Encapsulating Head: A modular design of the filling, sealing, and cutting head makes it possible to produce capsules having a range of shapes and sizes with differing fills during the same encapsulation cycle. Traditional machinery cannot deliver this flexibility. Improved Speed of
Processing: To achieve the correct viscosity for processing, gelatin requires wide changes in temperature prior to it being fed to the encapsulation machine. The time taken to achieve this change in temperature is one of the controlling factors that determine the speed at which the encapsulation machine can operate. XGel(TM) Film requires no such temperature variation, and its use significantly increases potential processing speeds to a level controlled by the rate of injection of the material to be encapsulated. Reduced Drying Time: Gelatin soft capsules require up to 48 hours in which to dry after being made. This lengthy process requires a substantial resource in terms of material handling equipment and storage facilities. XGel(TM) soft capsules require less than 1 hour to dry.

     XGel(TM) FS - Non-Ingestible Products: This unique process is the subject of an international patent application. The raw material used in the process is supplied in a film format (XGel(TM) Film) and is made from a water soluble and biodegradable polymer, which is naturally resistant to oils. This version of XGel(TM) Film exhibits good elasticity and forms a very strong bond when sealed during the encapsulation process.

The first products to be produced using the XGel(TM) FS comprise a range of moisturizing bath oils. There are four different soft capsules in the range; each containing a different fragrance designed to deliver a sensual, relaxing, refreshing or invigorating ambience to the bathroom.

The Company is working with a leading producer of enzymes and bacteria, with a view to developing a novel delivery system for use in composting, agro-chemical and fat removal environments.

The Company has identified soft capsules produced using the XGel(TM) FS as potentially superior performing paintballs, as used in the fast growing leisure pursuit. The Company is conducting research to determine how the advantages of the XGel(TM) FS can be best applied to the paintball industry.

     XGel(TM) Film System - Ingestible Products: The Company's second technology, which is the subject of a patent application, relates to materials that utilize all of the benefits of XGel(TM) FS, but which can be made from FDA approved natural and sustainable resource materials, and are, therefore ingestible. These materials are code named ProTex. ProTex is produced in a film format that enables it to be processed using similar machinery as used for non-ingestible soft capsules. Using proprietary techniques, ProTex films may be formulated and/or coated to produce an encapsulation medium with broad ranging characteristics that facilitate the oral delivery of oils, pastes and powders by time or at site within the human body. ProTex film is processed using the XGel(TM) FS.

The Company has under development a comprehensive range of vitamin, herbal and mineral supplements. The Company does not intend to release for sale any of its ingestible products until such time as they can be produced in manufacturing premises built to GMP (Good Manufacturing Practice) standards. The Company is in discussions with U.K. based property developers with a view to having a GMP facility constructed to its specifications for subsequent occupancy under lease during the final quarter of this year

Markets: The gelatin capsule market is divided into two sectors: "hard" or "soft," according to the nature of the capsule shell. Hard capsules are manufactured in two pieces and then filled with either, a powdered dose or a liquid dose "washed" with nitrogen. These processes are expensive, and the resultant capsules are used predominantly to carry orally administered medications and drugs. Soft capsules are formed and filled simultaneously and predominantly carry liquid fills which enables their use in a far wider variety of products, including pharmaceutical, vitamin, herbal and mineral, toiletries and paintballs.

The gelatin soft capsule market is currently dominated by two companies,  namely
R. P. Scherer Inc., (a subsidiary of Cardinal Health, Inc.), and Banner Pharmacaps Inc. (a subsidiary of Sobel NV) Recently, R. P. Scherer Inc. ("RPS"), was acquired by Cardinal Healthcare, Inc, for $2.4 billion. RPS has headquarters in Troy, Michigan, and 24 operating subsidiaries. Sobel NV is a Dutch organization with a number of subsidiaries, including Banner Pharmacaps, Ltd., Banner Pharmacaps Inc., and Sobel Pharma BV.

The Company believes that its XGel(TM) FS gelatin-free soft capsule will be extremely attractive to vegetarians and certain ethnic and religious groups, such as Hindus and Muslims. These groups represent large potential markets. The Muslim population now stands globally at 935 million. There are an estimated 2 million vegetarians in the United States, and 250,000 in the United Kingdom. In addition, market research has indicated that in excess of 29 million households in the United States qualify as "meat reducers" by making a regular effort to remove animal products from their diet.

The value of a soft capsule rests in its contents. The shell is simply a means of transporting the contents from the manufacturer to the consumer. Some soft capsule manufacturers produce the contents as well as the shell and sell the finished product under their own brand or for use in private label brands. Other manufacturers simply act as sub-contract suppliers to the proprietors of main brands.

Soft capsules reach consumers via a multitude of distribution channels. In the United States dietary supplements and pharmaceuticals are sold through traditional OTC outlets, as well as "in-store" locations at large food retailers. The Natural Food and Healthcare market, which in the United States grew by 23% to $13 billion during 1997, is serviced by around 8,000 small and medium sized stores that tend to purchase from national distributors, such as Tree of Life, Cornucopia and Lotus Light. Direct mail suppliers account for a small but important part of the market. In general terms, the sales and distribution channels to be used by the Company are mature and can be easily identified.

The market for dietary supplements in the United Kingdom was approximately $500 million in 1997. The leading producer in the United Kingdom is Peter Black Healthcare Limited, which accounts for approximately 30% of the entire market.

The market for soft capsules in the pharmaceutical market is vast and global. The Company intends to seek strategic alliances with pharmaceutical companies to enter this high risk and high cost of entry market.

Marketing and Sales:

     Marketing: The Company's initial marketing and sales strategy is to create market expansion by facilitating animal free soft capsules for consumers within the vegetarian and religious groups referred to earlier. The second phase to the Company's plan is to offer animal free soft capsules to existing consumers of gelatin based soft capsules. In addition, the Company anticipates that new markets for its products will be developed as future versions of its XGel(TM) FS are proven.

The Company has adopted a dual approach to commence sales of non-ingestible soft capsules. First, the Company will sell a range of branded toiletry and aromatherapy products to the Natural Food and Healthcare market in the United States and Western Europe. The Company is in discussions with established distributors who currently service in excess of 6,000 retail outlets within these territories. The second approach is to produce a similar range of products for some of the world's leading retailers for resale under their own-brand labels. The Company is currently in discussions with major retailers who collectively have in excess of 3,500 outlets around the globe.

     Sales: The Non-Ingestible Range: The Company is in discussion with several major retail organizations and each has expressed an interest in a range of private label gelatin-free soft capsules for toiletries. Under a private label scenario, the Company will produce soft capsules containing oils and fragrances specified by the customer. Many opportunities exist for expansion of the private label market; particularly in the rapidly expanding Natural Foods and Healthcare market evident in the USA and Western Europe.

     Sales: The Ingestible Range: The Company has executed a Technology Collaboration Agreement with UBFCF, a part of the United Biscuits plc group, which enjoys annual revenues of $3.6 billion. UBFCF is the owner of the leading brand of vegetarian prepared foods for the U.K. market, where it is the brand leader by a large margin. The Company approached UBFCF with the idea that, because of its dominant market position, the brand would be the perfect vehicle through which to launch the first full line of dietary supplements designed specifically for vegetarians. The Company, because of its unique technology, is the only company capable of making such a proposition. Under the terms of the Technology Collaboration Agreement the Company has with UBFCF, the Company has been asked to compile a range of dietary supplements that deliver the perfect cocktail to address the shortfall of nutrition evident in a vegetarian diet. This task will be carried out by the Company's subsidiary, DNL.

Certain formulations of XGel(TM) Film will enable its use as a drug delivery system. The inherent difficulty of entering the pharmaceutical industry, and its complex nature, behoves the Company to seek allegiances with established organizations. The Company has appointed a patent strategist to ensure maximum protection is achieved with regard to this particular sector, and intends to employ consultants with specialist knowledge of the industry who have access to decision makers. It is too early in the Compan s development to comment in more detail on the possibilities within this market sector.

Manufacturing: During the year, the Company commissioned its XGel(TM) FS at a temporary manufacturing facility. Commissioning is now complete and the Company has occupied a plant in March, Cambridgeshire, England, where it will produce its non-ingestible range of products.

The Company's prime costs in producing soft capsules are comparable to those of gelatin capsule manufacturers; however, the capital investment required per line of XGel(TM) FS is significantly less than gelatin systems (approximately one-fifth). In addition, operational costs are dramatically reduced using the XGel(TM) FS by reason of the elimination of the need to dry capsules post-production.

Research and Development: The XGel(TM) FS has potential for exploitation in many new markets. The Company is committed to a research and development program intended to produce new products for self-exploitation and, in some cases, for third parties that have the resources needed to penetrate specialized and high entry cost markets.

The research and development program seeks to explore the use of alternative materials and formulations and to test their suitability to form capsules suitable for ingestion and drug delivery by time and at site.

In parallel with the formulatory work, the Company aims to expand the processing abilities of the XGel(TM) FS.

Throughout the research and development program specialist centers of excellence are deployed and their expertise used to optimize materials and processes.

 Y2K Disclosure: The Company has conducted a review of its systems and processes to determine what affect, if any, the Y2K computer problem may have on its operations. The Company is reasonably assured that no material disruption will occur to its internal systems and procedures. The Company's suppliers have provided the Company with written comfort that no material disruption is envisioned to their operations. The Company has made no effort to validate any of the statements made by its suppliers in this regard, therefore, it can provide no assurance that disruption will not occur. Furthermore, in the event that disruption does occur the Company is unable to predict the materiality that such disruption may have on its operations.

Item 2. Description of Property: The Company, as of the date of this report, owned no real or personal property, tangible or intangible, other than the shares of its wholly-owned subsidiaries. The executive offices of the Company are being provided by The Jade Partnership, a significant shareholder of the Company owned by several of the executive officers and directors of the Company, free of charge on a month-to-month basis. These offices are located at 9055 Huntcliff Trace, Atlanta, Georgia, 30350-1735. The telephone number at this address is (770) 641-0264. BioProgress Technology, BTL and DNL are leasing at market rates from a third party approximately 15,000 square feet of laboratory, executive office, manufacturing and storage facilities at Unit 1, Norwood Road, March, Cambridgeshire, United Kingdom PE15 8QD. The telephone number at this address is 011-44-1354-655-674.

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

Item 5. Market for Common Equity and Related Shareholder Matters: As of June 8, 1999, there were approximately 33,052,137 shares of Common Stock issued and outstanding, which were held of record by approximately 308 shareholders. The Common Stock is currently quoted on the Bulletin Board maintained by the National Association of Securities Dealers, Inc., under the symbol "BPRG." There was no trading in the Common Stock prior to August, 1996. The following table sets forth the range of high, low and closing bid and asked prices per share of the Common Stock as reported by National Quotation Bureau, Inc., for the quarterly period indicated.

                                        Closing
Calendar Quarter     High Bid  Low Bid    Bid     High Ask  Low Ask  Closing Ask
----------------     --------  -------    ---     --------  -------  -----------

September 30, 1996   $ 4.50    $ 1.00   $ 4.375   $ 5.50    $ 2.00    $ 5.375
December 31, 1996      1.875      .75     1.75      2.25      1.25      2.25
March 31, 1997          .75       .75      .75      1.25      1.25      1.25
June 30, 1997          1.00      0.125    0.1875    1.25      0.375     0.4375
September 30, 1997     0.21875   0.125    0.1875    0.46875   0.25      0.4375
December 31, 1997      1.375     0.125    1.25      2.00      0.375     1.375
March 31, 1998         1.375     0.8125   1.125     1.75      0.90625   1.25
June 30, 1998          0.96875   0.25     0.5       1.125     0.46875   0.53125
September 30, 1998     0.65625   0.375    0.375     0.6875    0.46875   0.46875
December 31, 1998      0.4063    0.22     0.27      0.4688    0.25      0.31
March 31, 1999         0.8438    0.26     0.78      0.92      0.30      0.83

The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Further, the above prices have been adjusted to reflect two previous reverse share splits. On June 7, 1999, the closing inside bid and asked prices for the Common Stock were $1.28 and $1.43, respectively. On that date there were eleven market makers publishing quotes.

The Company has paid no dividends on the Common Stock since inception and does not expect to pay dividends in the foreseeable future. There are, however, no restrictions on the payment of dividends.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations: The Company had no operations, revenues or income during 1996 and 1997, and only nominal revenues or income during 1998. BioProgress Technology was organized in late 1997 and was in the development stage during 1997 and 1998. BTL and DNL were also in the development stage during the period covered by this report. A full description of the development efforts of the Company, BioProgress Technology, BTL and DNL is set forth above under Item 1. The Company's expenses on a consolidated basis with its subsidiaries during the period covered by this report were administrative and organizational in nature. Due to the foregoing, no meaningful comparison may be made between fiscal years.

Liquidity and Capital Resources: During the first six months of 1999, Management enacted a string of measures to improve the Company's liquidity and capital resources and prepare it for a switch in focus from research & development to production, marketing & sales.

Relocation of facilities: Upon completion of the initial commissioning of its XGel(TM) Film System the Company vacated its temporary factory and relocated to premises in March, Cambridgeshire, England, a low cost zone. At the same time, the Company relocated its research & development laboratories from the St.
John's Innovation Centre, Cambridge, thereby consolidating all operational activities in the one facility. This consolidation of operations has produced significant savings in fixed costs, reduced the costs of travel and communication, and generally increased the efficiency of operations.

Sale of license: The sale of the license to Ecoprogress produced $100,000 cash and a cash receivable of $346,000 due for payment before the end of July 1999. Additional consideration in the form of 1,066,666 shares of Ecoprogress was received in respect of the license. Within each calendar month the Company is permitted to sell Ecoprogress shares to realize $100,000, without the consent of Ecoprogress. Subject to serving 30 days prior notice on Ecoprogress, the Company may sell such number of Ecoprogress shares it deems necessary to meet its cash requirements. In addition, during the third quarter of this year the Company expects Ecoprogress to commence paying royalties to the Company in respect of sales made by it of the Trutona products under license.

Sale of Preference Shares: The Company has made significant improvements to its liquidity and capital resources by the sale of Preference Shares to accredited investors. In the first six months of this year the Company received proceeds of $1,074,475 from the sale of Preference Shares. These proceeds have been used to reduce trade and short term liabilities to a nominal value and for general working capital purposes, including research & development and the construction of plant and machinery. Management is confident that the sale of the Company's Preference Shares to accredited investors will continue at times and in such amounts as Management deems necessary to finance the Company's working capital requirement for the next twelve months.

Conversion of debt to equity: As soon as is practicable, the Company intends to complete the agreements it has secured with the Jade Partnership and
Ormiston-Gore Securities Limited to convert accrued debt to equity in the Company.

The Company is in discussion with several parties regarding joint ventures, license agreements and distribution agreements for its XGel(TM) Film System and derived products. In addition, the Company is engaged in discussions with institutional investors and with industry peers regarding an investment in the Company.

Management believes and is confident that the aforementioned actions and activities by themselves will generate sufficient cash to fully meet its working capital requirement for the twelve months following the date of this report.

Compliance with Beneficial Ownership Reporting Rules: Section 16(a) of the Securities Act of 1934, as amended ("Exchange Act"), requires the executive officers and directors of the Company, and persons who beneficially own more than 10% of the Common Stock, to file initial reports of ownership and reports of changes in ownership with the Commission. These officers, directors and shareholders are also required to furnish the Company with copies of certain of these reports. Based solely on a review of copies of reports furnished to the Company during its fiscal year ended December 31, 1998, and thereafter, or written representations, if any, received by the Company from these persons that no other reports were required, the Company believes that, during 1998, not all applicable Section 16(a) filing requirements were satisfied; however, it has been assured that the reporting persons are endeavoring to immediately file these reports.

Item 7. Financial Statements:

Report Of Independent Public Accountants

Arthur Andersen & Company


To the Board of Directors and Stockholders of BioProgress Technology International, Inc:

We have audited the accompanying consolidated balance sheet of BioProgress Technology International, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioProgress Technology International, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


New York, New York
July 7, 1999



                   BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998


                                     ASSETS
                                     ------
CURRENT ASSETS:
   Cash and cash equivalents                                           $    82,119
   Accounts receivable                                                      12,675
   Prepaid expenses and other current assets                                52,357
                                                                       -----------

            Total current assets                                           147,151

PROPERTY AND EQUIPMENT, net (Notes 1 and 4)                                156,792

GOODWILL, net                                                            5,666,159

OTHER ASSETS                                                                32,569
                                                                       -----------

       Total assets                                                    $ 6,002,671
                                                                       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES:
   Deferred revenue                                                    $   114,456
   Accounts payable                                                        287,315
   Amounts owed to related parties (Note 8)                                758,365
   Accrued expenses and other current liabilities                           53,716
                                                                       -----------

                Total current liabilities                                1,213,852

         LONG-TERM DEBT (Note 6)                                             1,914
                                                                       -----------

                Total liabilities                                      $ 1,215,766
                                                                       ===========

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $0.008 par value-
     50,000,000 shares authorized; 38,214,403 shares issued
       and outstanding (Note 3)                                        $    66,694
   Additional paid-in capital (Note 3)                                   6,132,870
   Accumulated deficit                                                  (1,404,297)
   Accumulated other comprehensive loss                                     (8,362)
                                                                       -----------

                Total stockholders' equity (deficit)                     4,786,905
                                                                       -----------

                Total liabilities and stockholders' equity (deficit)   $ 6,002,671
                                                                       ===========



                     The accompanying notes to consolidated
                      financial statements are an integral
                           part of this balance sheet.



                         BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                 DECEMBER 31, 1998 AND 1997

                                                                       1998            1997
                                                                       ----            ----

NET REVENUE                                                       $     28,118     $      --


COST AND EXPENSES:
   Cost of revenues                                                    (42,287)           --
   General and administrative expenses                                (318,545)       (499,011)
   Professional fees                                                  (258,195)           --
   Management fee                                                     (314,377)           --
                                                                  ------------    ------------


                Total cost and expenses                               (933,404)       (499,011)
                                                                  ------------    ------------

                Loss from operations and net loss applicable to
                  common stockholders                             ($   905,286)   ($   499,011)
                                                                  ============    ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                     ($      0.07)   ($      0.05)
                                                                  ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                            12,921,392      10,500,000
                                                                  ============    ============



                           The accompanying notes to consolidated
                            financial statements are an integral
                                  part of these statements.




                                           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                  DECEMBER 31, 1998 AND 1997

                                                                                                       Accumulated       Total
                                                                           Additional                     Other       Stockholders'
                                                       Common               Paid-in     Accumulated   Comprehensive      Equity
                                               Shares          Amount       Capital       Deficit         Loss         (Deficit)
                                               ------          ------       -------       -------         ----         ---------

BALANCE at December 31, 1996                        --      $      --     $      --     $      --      $      --      $      --


   Net loss                                         --             --            --        (499,011)          --         (499,011)
   Currency translation adjustment
     comprehensive loss                             --             --            --            --           (2,226)        (2,226)
                                                                                                                      -----------
     Comprehensive loss                             --             --            --            --             --         (501,237)
                                                                                                                      -----------
   Issuance of common shares                  10,500,000            380       327,791          --             --          328,171
                                             -----------    -----------   -----------   -----------    -----------    -----------

BALANCE at December 31, 1997                  10,500,000            380       327,791      (499,011)        (2,226)   ($  173,066)
                                                                                                                      ===========

   Net loss                                         --             --            --        (905,286)          --      ($  905,286)
   Currency translation adjustment                  --             --            --            --           (6,136)        (6,136)
                                                                                                                      -----------
     Comprehensive loss                                                                                                  (911,422)
                                                                                                                      -----------
   Issuance of common shares for
      BTL acquisition                         22,818,446         22,818     1,723,430          --             --        1,746,248
   Issuance of common shares                   4,895,957         43,496     4,081,649          --             --        4,125,145
                                             -----------    -----------   -----------   -----------    -----------    -----------

BALANCE at December 31, 1998                  38,214,403    $    66,694   $ 6,132,870   ($1,404,297)   ($    8,362)   $ 4,786,905
                                             ===========    ===========   ===========   ===========    ===========    ===========



                              The accompanying notes to consolidated financial statements are an integral part of these statements.




                       BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                        1998         1997
                                                                        ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          ($905,286)   ($499,011)
   Adjustments to reconcile net loss to net cash used in operating activities-
       Changes in operating assets and liabilities-
       Depreciation and amortization                                    40,742        8,823
       Increase in accounts receivable                                 (12,675)        --
       (Increase) in prepaid expenses and other current assets         (51,704)      (5,928)
       Increase in deferred revenue                                     79,343       35,112
       Increase in accounts payable                                    261,864       25,451
       Increase in accrued expenses and other current liabilities      568,349      191,171
                                                                     ---------    ---------

                Net cash used in operating activities                  (19,367)    (244,382)
                                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of stock                                            --        245,868
   Proceeds from sale of preferred stock                               100,000         --
                                                                     ---------    ---------

                Net cash provided by financing activities              100,000      245,868
                                                                     ---------    ---------

                Net increase in cash and cash equivalents               80,633        1,486

CASH AND CASH EQUIVALENTS, beginning of year                             1,486         --
                                                                     ---------    ---------

CASH AND CASH EQUIVALENTS, end of year                               $  82,119    $   1,486
                                                                     =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
   Cash paid during the year for interest                            $   1,995    $     329
                                                                     =========    =========



                         The accompanying notes to consolidated
                          financial statements are an integral
                                part of these statements.


                   BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BACKGROUND AND ORGANIZATION:

     History-
     --------

     BioProgress Technology International, Inc. (the "Company"), was incorporated in California on March 5, 1990, under the name of U.S. Flywheel, Inc., as a subsidiary of Sunbird Technologies, Inc., a Utah corporation ("Sunbird Technologies"). In June, 1991, the Company acquired three patents and a license relating to flywheel technology from Sunbird Technologies and its affiliates in exchange for common shares of the Company "Common Stock". These shares of Common Stock were subsequently distributed to the shareholders of Sunbird Technologies after registration with the U.S. Securities and Exchange Commission ("Commission"). The Company subsequently transferred its flywheel technology to a partnership (the "Partnership") in exchange for a minority interest in the Partnership. The Partnership interest of the Company was subsequently sold, after which the Company began its search for a business in which to engage.

     Operations-
     -----------

     The group's primary operations are in the United Kingdom. The principal activities of the group are the development, manufacture, and sale of non-gelatin encapsulation materials for the dietary supplement, pharmaceutical and recreational industries, cosmetics and other related applications.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation-
     ----------------------------

     The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries: BioProgress Technology Inc., BioProgress Technology Limited, and DHA Nutrition Limited. All significant intercompany transactions and balances have been eliminated.

     Use of Estimates-
     -----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents-
     --------------------------

     Cash and cash equivalents represent all highly liquid investments with maturities of three months or less when purchased.

     Revenue Recognition-
     --------------------

     Revenue is recognized as products are shipped or services are performed.

     Property and Equipment-
     -----------------------

     Property and equipment is stated at cost. Depreciation of property and equipment is provided for using the straight-line method over the estimated useful lives of the respective assets, ranging from 4 to 7 years. Amortization of leasehold improvements is provided for over the related lease term.

     Long-Lived Assets-
     ------------------

     The provisions of Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of" requires, among other things, that an entity review its long lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Management does not believe that any such change in circumstances has occurred.

     Earnings Per Share-
     -------------------

     Effective for the year ended December 31, 1998 the Company adopted SFAS No. 128 "Earnings per share". The adoption of SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share. Basic loss per common share was calculated based upon the net loss available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period.

     Foreign Currency Translation-
     -----------------------------

     The financial statements of the foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at year end for balance sheet accounts and the average exchange rate in effect during the year for revenue and expense accounts with currency translation adjustments reflected in other comprehensive loss in stockholders' equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the consolidated statement of operations. The functional currency of foreign operations is the local currency.

     Income Taxes-
     -------------

     The Company applies the deferred method of accounting for income taxes whereby deferred taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates to differences between financial statements carrying amounts and the tax bases of existing assets and liabilities.

     Comprehensive Income-
     ---------------------

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No.130 - "Reporting Comprehensive Income". This standard increases financial reporting disclosures and has no impact on the Company's financial position or results of operations. Certain reclassifications have been made to the December 31, 1997 consolidated financial statements to conform with financial reporting requirements of SFAS No. 130 and to reflect the acquisition of BTL which was accounted for as a reverse acquisition (Note 3).

(3)  ACQUISITIONS:

     On October 30, 1997, the Company entered into a letter of intent with BioProgress Technology, Inc., a Colorado corporation ("BioProgress Technology"), which was followed on November 17, 1997, by a formal agreement (the "Reorganization Agreement"). Pursuant to the Reorganization Agreement, the Company agreed to acquire all of the outstanding capital stock of BioProgress Technology in exchange for 4,000,000 post split shares of Common Stock. Immediately prior to closing, the Company effected a one for five (1:5) reverse stock split.

     In conjunction with the execution and delivery of the Reorganization Agreement, the Company entered into an agreement (the "BTL Option Agreement") with certain of the shareholders of BioProgress Technology Limited, an entity incorporated in the United Kingdom ("BTL"), which gave the Company the option of acquiring all or any part, on a pro-rata basis, of the issued and outstanding common shares of BTL on or before June 30, 1998. The Company was required under the BTL Option Agreement to issue 1 1/2 shares of Common Stock for each outstanding share of BTL, which then had 10,100,000 shares outstanding; thus, if the option had been exercised in full and in accordance with the original terms of this agreement, the Company would have issued 15,150,000 shares of Common Stock. BTL was required to have no more than 10,100,000 shares outstanding, and the Company was required to have no more than 5,000,000 shares of Common Stock issued and outstanding and to have completed or be in a position to complete the sale of such number of shares of Common Stock at a price of no less than $5.00 per share so as to generate no less than $4,000,000 net of all costs. The terms and conditions of the BTL Option Agreement were not met, however, the Company and original signators elected to amend the agreement and go forward with the acquisition of BTL.

     On June 30, 1998, the Company and BTL amended the BTL Option Agreement. First, the maximum number of shares BTL was allowed to have outstanding at the closing date was raised from 10,100,000 to 16,000,000. Second, the requirement that the Company have no more than 5,000,000 shares of Common Stock issued and outstanding and to have completed or be in a position to complete the sale of such number of shares of Common Stock at a price of no less than $5.00 per share so as to generate no less than $4,000,000 net of all costs was waived. Third, the Company undertook to assume debt up to a maximum of $1,000,000, satisfying such through the issuance of shares of Common Stock valued at the average market price on the closing date. The closing date was changed from June 30, 1998, to March 31, 1999. The Company acquired approximately 62% of BTL on November 11, 1998, and acquired the remaining 38% of BTL on December 31, 1998, issuing a total of 22,818,446 shares of Common Stock as sole consideration for the acquisition.

     The acquisition of BTL was treated as a reverse acquisition of the Company by BTL. In a reverse acquisition the shareholders of a Company own less than 50% of the post acquisition shares. The shareholders of BTL received approximately 81% of the post acquisition shares of the Company and therefore, BTL is the accounting acquirer. The financial information presented is therefore that of BTL for 1997. Common stock and additional paid-in capital have been restated such that the total dollar value of common stock and additional paid-in capital for 1997 is split to reflect the same ratio as the Company's common stock and additional paid-in capital at that time. The Company's financial results are included in the consolidated financial statements for a period of two weeks during 1998. Goodwill generated in the acquisition of $5,666,159 will be amortized on a straight-line basis over a period of 10 years.

     On July 31, 1998, the Company agreed to acquire DHA Nutrition Limited (UK), an entity organized in the United Kingdom ("DNL"), as a wholly-owned subsidiary in exchange for sole consideration of 400,000 shares of Common Stock. These shares will be restricted from sale, assignment or disposal for 18 months beginning July 31, 1998. The acquisition closed on August 12, 1998. The number of shares which the Company issued in the acquisition of DNL may be increased in the event that DNL's cumulative gross revenues in respect of its Feed Supply sales exceed $2,495,700 in the period from August 12, 1998 to September 30, 1999, and exceed $8,319,000 in the period from October 1, 1999 to September 30, 2000. In this event, the Company will issue to the former DNL shareholders an additional 200,000 and 400,000 shares of Common Stock, respectively. Further, and in addition to the foregoing shares, if DNL's cumulative gross revenues in respect of its Food Supply sales exceed $249,570 in the period from August 17, 1998 to September 30, 1999, and exceed $831,900 in the period October 1, 1999 to September 30, 2000, the Company will issue an additional 100,000 and 200,000 shares of Common Stock, respectively.

     The acquisition of DNL was accounted for as a purchase. DNL's financial results of operations are included in the consolidated financial statements for a period of five months in 1998.

     The following unaudited pro forma consolidated results of operations are presented as if the BTL and DNL acquisitions had been made at the beginning of the periods presented-

                                                       1998             1997
                                                       ----             ----

Net revenue                                        $    42,731      $      --

Loss from operations and net loss
  applicable to common stockholders                ($1,557,426)     ($  622,184)
                                                   ===========      ===========

Basic and diluted loss per common share            ($     0.12)     ($     0.07)
                                                   ===========      ===========

(4)  PROPERTY AND EQUIPMENT:

     Property  and  equipment  are stated at cost and consist of the  following-

                                                                     Estimated
                                            1998          1997      Useful Lives
                                            ----          ----      ------------

     Plant and machinery                 $ 155,188      $  19,548         4
     Equipment under capital leases          4,021           --           4
     Office equipment                       18,189           --           4
     Laboratory equipment                   26,353         29,620         6
                                         ---------      ---------

     Less- Accumulated depreciation        (46,959)        (8,823)
                                         ---------      ---------

      Total                              $ 156,792      $  40,345
                                         =========      =========

     Accumulated depreciation related to equipment acquired under capital leases amounted to approximately $1,248 and $0 at December 31, 1998 and 1997, respectively.

(5)  LONG-TERM DEBT:

     Long-term debt consists of capital lease obligations. The equipment lease obligations are payable in monthly installments of $210, through May 2000. The debt is collateralized by the related equipment. The Company's lease obligations are due as follows-

              1999                                            $2,520

              2000                                            $1,914
                                                              ======

(6)  INCOME TAXES:

     The Company has net operating loss carry forwards of approximately $4,652,269 which expire in various years through 2013. The Company had deferred tax assets (DTA's) at December 31, 1998 and 1997 of approximately $1,861,000 and $498,012, respectively, representing the tax effect of the net operating loss carry forwards. Due to uncertainty regarding the ultimate amount of income tax benefits to be derived from the net operating loss carry forwards, the company has recorded valuation allowances against the entire DTAs.

(7)  AMOUNTS OWED TO RELATED PARTIES:

     On April 1, 1998, the Company entered into a consulting and option agreement with The Jade Partnership International, Inc. ("Jade"), a Delaware Corporation.

     Certain directors of the Company, are controlling shareholders in Jade. The Company had a contract with Jade, under which Jade assisted the Company in obtaining equity and debt financing, and provided general business management, administration services, international licensing and sales and marketing strategies. In the opinion of management all transactions were at arms length. This agreement provided that the Company was to pay $50,000 per month as a fee to Jade which, at the option of Jade, was convertible into Common Stock of the Company at a price of $0.28 per share. The agreement was terminated during the latter part of 1998, with the Company agreeing to pay Jade the sum of $356,595 in fees. Jade elected to convert this amount into 1,273,556 shares of the Common Stock of the Company. This conversion has yet to take place, but was approved by the board of directors of the Company prior to December 31, 1998.

     Certain   directors   of  the  Company  are  also   directors   of  Trutona
     International, Inc., a privately held Atlanta based corporation ("Trutona"). Details of a transaction entered into by the Company with Trutona are described in Note 8.

(8)  SUBSEQUENT EVENTS:

     On January 25, 1999, the Company granted 2.5m stock options to executives.

     These stock options are for ordinary shares of common stock and are exercisable on the following terms-

                                              Exercise
      Options Expiring                         Price           Number
      ----------------                         -----           ------

         12/31/2003                            $0.35           500,000
         12/31/2003                            $0.75           500,000
         12/31/2003                            $1.25           500,000
         12/31/2003                            $1.75           500,000
         12/31/2003                            $2.25           500,000
                                                             ---------

                 Total                                       2,500,000
                                                             =========

     Trutona International, Inc.-
     ----------------------------

     On February 15, 1999, the Company acquired from Trutona patents, licenses and trademarks relating to a broad range of products, including a range of flushable and biodegradable disposable products designed by Trutona. The consideration payable to Trutona by the Company was $1,500,000 in the acquisition, of which $750,000 was paid through the delivery of 1,875,000 shares of Common Stock at an agreed price of $0.40, with the remainder payable on or before December 31, 1999, through either the delivery of cash or of additional shares of Common Stock valued at $0.40 per share, or any combination of the two at the option of the Company.

     On March 23, 1999, the Company completed the sale of a license to Consolidated EcoProgress Technologies, Inc. ("EcoProgress"), a Canadian company with securities traded on the Vancouver Stock Exchange. The license was sold for the sum of $1,500,000 and gives EcoProgress the exclusive right to manufacture, sell and distribute in the US a line of flushable and biodegradable disposable products utilizing the intellectual property that the Company recently acquired from Trutona International. EcoProgress is to pay $380,000 in cash and the remaining $1,120,000 will be paid through the issuance of 1,066,666 shares of free trading common stock in EcoProgress at an agreed price of $1.05 per share. The sale allowed the Company to recoup the entire price paid by the Company to Trutona for the technology. As of the date of signing of these financial statements approximately $100,000 had been received.

     On April 1, 1998, the Company entered into a financial consulting agreement with Ormiston-Gore Securities Limited ("OGSL"), a Bahamian investment and financial services company.

     OGSL, under this contract, provided services for BTL in obtaining equity and debt financing and also loaned $230,746 to the Company. All services had been rendered as of November 12, 1998. The Company agreed to pay OGSL a fee of $10,000 per month which, at the option of OGSL, was convertible into common stock of the Company at a price of $0.28 per share. The Company agreed to pay OGSL the sum of $171,023 for fees. OGSL elected to convert this amount into 610,798 shares of the common stock of the Company. This conversion has not yet taken place but was approved by the board of directors of the Company prior to December 31, 1998.

     OGSL elected to convert the outstanding loan of $230,746 into shares of the Common Stock of the Company at a price of $0.28 per share, receiving 824,094 shares. This conversion has not yet taken place but was approved by the board of directors prior to December 31, 1998.

     Through June 1999, 1,074,475 preferred shares were issued in return for $1,074,475 in cash.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure: On March 8, 1999, the Company informed Halliburton, Hunter & Associates that it would not retain them as the independent accountant to audit the financial statements of the Company as of and for the year ended December 31, 1998, because it had retained Arthur Andersen & Company. The Company had no disagreement with its former accountant on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused the accountant to make reference in its report upon the subject matter of the disagreement. Further, the former principal accountant's report on the financial statements did not contain an adverse opinion or a disclaimer of opinion or qualification as to audit scope or accounting principle. The decision to change accountants was approved by the full Board of Directors, which at that time had no audit or similar committee.

                                    PART III

Item 9. Directors and Executive Officers of the Company: The following table sets forth all current directors, executive officers and significant employees of the Company, BioProgress Technology, BTL and/or DNL, as well as their ages:

      Name           Age      Position with Company
     -----           ---      -----------------------------

Barry J. Muncaster    53      Chairman of the Board of Directors and Chief
                              Executive Officer of the Company, BioProgress
                              Technology, BTL and DNL; President of the Company,
                              BTL and DNL

Malcolm D. Brown      40      Director and Executive Vice-President of Research
                              and Development of the Company, BioProgress
                              Technology, BTL and DNL

James T.C. Longley    39      Director, Chief Financial and Accounting Officer,
                              and Treasurer and Secretary of the Company, BioProgress Technology, BTL and DNL

Robert G.M. Hind      49      Director and Vice-President of Sales and Marketing
                              of the Company BioProgress Technology, BTL and DNL

Edward Z. Nowak       45      Director of Research and Development for BTL

Gregg Bowers          47      Director of the Company and President of
                              Bioprogress Technology.

No current director has any arrangement or understanding whereby he is or will be selected as a director or nominee, other than those gentlemen under employment agreements, as discussed below. Directors and executive officers will hold office until the next annual meeting of shareholders and until their respective successors have been duly elected and qualified or until they earlier resign. Officers are generally elected by the Board of Directors at its annual meeting immediately following the shareholders' annual meeting and hold office until their death or until they earlier resign or are removed from office. The Company does not have any standing audit, nominating or compensation committees, or any committees performing similar functions.

Profiles of  Directors  and  Executive  Officers of the Company and  BioProgress
Technology:

Barry J. Muncaster: Chairman, Chief Executive Officer and President. Mr. Muncaster is Chairman of the Board of Directors and Chief Executive Officer of the Company, BioProgress Technology and BTL, having served in these capacities since November 17, 1997, for the Company and inception for BioProgress Technology and BTL. He has also served the Company and BTL as President since November 17, 1997, and inception, respectively. Mr. Muncaster also served BioProgress Technology as President from inception until the engagement of Mr. Bowers. He has served in similar positions with DNL since the acquisition of that entity as a wholly-owned subsidiary.

Mr. Muncaster trained as a telecommunications engineer with British Telecom, and obtained a diploma in Telecommunications Engineering in 1970 from the Cambridge College of Arts and Technology. Since 1970 Mr. Muncaster has been involved at the executive and senior executive level with companies engaged in the development and commercialization of high technology products, which include: laser -based systems employed in high energy physics experiments, electronic taxi meters, personal computer systems and home banking systems. He was a cofounder, and served as Chief Executive Officer, of Oric Products International, Limited which, within three years of start-up, manufactured and sold in excess of 300,000 personal computers, achieving annual sales revenues in excess of $45,000,000 prior to its sale in 1983 to an investment company quoted on the London Stock Exchange.

Since 1987 Mr. Muncaster has been a partner in the Jade Partnership, a firm of management consultants which specializes in assisting developmental companies engaged in high technology activities. The Jade Partnership was the sole shareholder of BioProgress Technology and now owns a substantial portion of the outstanding shares of Common Stock. Mr. Muncaster entered into an employment agreement with the Company on January 25, 1999, as discussed further below.

Malcolm D. Brown: Director and Executive Vice-President of Research and Development. Mr. Brown has served the Company as a director and as the Executive Vice-President of Research and Development since November 17, 1997, and for
BioProgress Technology and BTL from inception. He has served in similar positions with DNL since the acquisition of that entity as a wholly-owned subsidiary. He is responsible for the direction and implementation of the research and development program of BioProgress Technology, the production engineering of its products, and for the environmental, safety and performance compliance of all raw materials used. Mr. Brown received a Bachelor of Science Degree (Honors) in Applied Biology from Northeast London University in 1984 and a Masters of Science Degree in Microbiology from London University in 1986. Prior to his affiliation with BioProgress Technology and BTL, Mr. Brown held senior research positions with Gestetner Corporation and with Ferrisgate Limited, where he worked on the formulation of specialist inks and coatings used in industrial processes. Mr. Brown entered into an employment agreement with the Company on January 25, 1999, as discussed further below.

Mr. Brown is also a director, officer and shareholder of The Jade Partnership.

James T.C. Longley: Director and Chief Financial and Accounting Officer and Treasurer. Mr. Longley has been a director and the Chief Financial and Accounting Officer, Treasurer and Secretary the Company since November 17, 1997, and of BioProgress Technology and BTL since inception. He has served in similar positions with DNL since the acquisition of that entity as a wholly-owned subsidiary. He received a Bachelor of Arts degree in accounting with honors from Leeds University in 1980, and was admitted to the Institute of Chartered Accountants in England in July, 1983, and was admitted as a fellow to the Institute of Chartered Accountants in England and Wales in 1993. Mr. Longley in 1983 joined Arthur Andersen & Co., where he worked for two years, attaining the position of Senior Accountant, Auditing Division. He then served for three years as a manager in the Merchant Banking Division of Creditanstalt-Bankverein before leaving to join Touche Ross and Co., another accounting firm, as a senior manager in its corporate financial division. In 1991, Mr. Longley founded Chapman Longley Chartered Accountants and Registered Auditors in the United Kingdom where, in addition to providing services to a range of clients, he participated as part of a management team which successfully completed a L10.5 million (Sterling) management buy-in within the manufacturing industry, and served as the finance director of The Fleet Management Group Limited which had annual revenues of L18 million (Sterling) during this time. Mr. Longley entered into an employment agreement with the Company on January 25, 1999, as discussed further below.

Mr. Longley is also a director, officer and shareholder of The Jade Partnership.

Robert Graham Mason Hind: Director and Vice-President of Sales and Marketing. Mr. Hind has been an executive officer and director of the Company and BTL since the acquisition by the Company of DNL, prior to which he served as a consultant to BioProgress Technology and BTL from June 30, 1998. Mr. Hind has served DNL as a director and executive officer since inception. Mr. Hind entered into an employment agreement with the Company after its acquisition of DNL, as discussed further below.

Edward Z. Nowak: Vice-President of Research. Mr. Nowak has been with BTL since March, 1997. He received a Bachelor of Science Degree in Applied Chemistry from Stockport in the United Kingdom in 1978. Mr. Nowak then joined Ciba Geigy agrochemical and industrial chemical divisions, where he worked for 12 years. He headed up formulations groups and pioneered technology in micro-emulsions, granulation and polymer seed coatings. In 1989 Mr Nowak joined Jeyes Group, where he was research and development manager. In 1992 Mr. Nowak joined Bush Boake Allen's fragrance division as European technical manager. He developed a number of new products for launch within the personal care and household sectors for both Jeyes and Bush Boake Allen. Mr. Nowak has been responsible for much of the product and process development of encapsulation technology at BTL. Mr. Nowak entered into an employment agreement with the Company on January 25, 1999, as discussed further below.

Gregory L. Bowers: Mr. Bowers was engaged as a director of the Company and as President of BioProgress Technology earlier this year. Prior to the Company, he was employed as the Senior Vice-President of Sales and Marketing in Health and Nutrition with the Banner Pharmacap Division of Sobel International from April, 1996. In this capacity, Mr. Bowers was responsible for all sales and marketing activities of a $120 million domestic and international nutrition and generic drug business. From April, 1994, until April, 1996, Mr. Bowers was employed by Chase Pharmaceutical as Executive Vice President and General Manager. (Chase Pharmaceutical was purchased by Sobel International in March 1994.) In this capacity, he was responsible for all business operations of a $55 million, 350 employee pharmaceutical and nutritional products manufacturer. Mr. Bowers reported directly to the CEO of the parent company and directing the Senior VP Technical Affairs, VP Finance, VP Operations and VP Sales and Marketing. From April, 1990, to April, 1994, Mr. Bowers served as Executive Vice President of Sales and Marketing for Chase Pharmaceutical. In this capacity, he reported directly to the CEO and was responsible for sales and marketing for Chase Laboratories (generic drug division), Chase Pharmaceuticals (prescription and OTC contract manufacturing) and Encapsulations, Inc. (nutritional products). Mr. Bowers developed and directed long and short-term sales and marketing strategies, including establishing operating budgets, negotiating licenses and royalty agreements domestically and internationally. Prior to Chase Pharamaceutical, Mr. Bowers worked in various sales and marketing positions in the pharmaceutical and other industries.

Mr. Bowers is a member of the (1) American Association of Pharmaceutical Scientists, (2) National Association of Chain Drugstores, (3) National Wholesale Drug Association, (4) National Association of Pharmaceutical Manufacturers, and
(4) Council for  Responsible  Nutrition.  He attended the University of Texas in
Austin, Texas, receiving a Bachelors of Arts in Biology and also attended Columbia University, participating in their executive marketing program

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

Item 10. Executive Compensation: No compensation was paid during 1998 directly to the Board of Directors or executive officers of the Company in their capacities as such; however, Jade received the compensation set forth under Item 1, above, and Item 13, below, in exchange for providing management services under a contract between the Company and Jade. These services included the services of Messrs. Muncaster, Brown and Longley.

Employment Agreements: Barry J. Muncaster. On January 25, 1999, Mr. Muncaster and the Company entered into an agreement for a term of five years pursuant to which Mr. Muncaster is to serve the Company as a director and chief executive officer. He serves in a similar capacity with BioProgress Technology, BTL and DNL. Mr. Muncaster is entitled to receive cash compensation of $2,000 per month from the Company, subject to upward revision per board review every six months. Mr. Muncaster also received an option from the Company under this agreement which is exercisable on or before December 31, 2003. This option grants Mr. Muncaster the right to purchase up to 500,000 shares Common Stock in 100,000 share increments at prices per share of $.35, $.75, $1.25, $1.75 and $2.25 per share. These shares are to be registered under applicable securities laws before issuance. James T.C. Longley. On January 25, 1999, Mr. Longley and the Company entered into an agreement for a term of five years pursuant to which Mr. Longley is to serve the Company as a director and as Chief Financial Officer, Treasurer and Secretary. He serves in a similar capacity with BioProgress Technology, BTL and DNL. Mr. Longley is entitled to receive cash compensation of $2,000 per month from the Company, subject to upward revision per board review every six months. Mr. Longley also received from the Company an option under this agreement which is exercisable on or before December 31, 2003. This option grants Mr. Longley the right to purchase up to 500,000 shares Common Stock in 100,000 share increments at prices per share of $.35, $.75, $1.25, $1.75 and $2.25 per share. These shares are to be registered under applicable securities laws before issuance. Malcolm D. Brown: On January 25, 1999, Mr. Brown and the Company entered into an agreement for a term of five years pursuant to which Mr. Brown is to serve the Company as a director and as Executive Vice President Research and Development. He serves in a similar capacity with BioProgress Technology, BTL and DNL. He is entitled to receive cash compensation of $2,000 per month from the Company, subject to upward revision per board review every six months. Mr. Brown also received from the Company an option under this agreement which is exercisable on or before December 31, 2003. This option grants Mr. Brown the right to purchase up to 500,000 shares of Common Stock in 100,000 share increments at prices per share of $.35, $.75, $1.25, $1.75 and $2.25 per share. These shares are to be registered under applicable securities laws before issuance. Edward Z. Nowak. On January 25, 1999, Mr. Nowak and the Company entered into an agreement for a term of five years pursuant to which Mr. Nowak is to serve the Company in connection with the business of the Company's wholly owned subsidiary, BTL. Mr. Nowak serves BTL as Director of Research and Development. In this capacity he receives $8,000 per month from BTL. Mr. Nowak has received from the Company an option under this agreement which is exercisable on or before December 31, 2003. This option grants Mr. Nowak the right to purchase up to 500,000 shares of Common Stock in 100,000 share increments at prices per share of $0.35,$0.75,$1.25, $1.75 and $2.25. These shares are to be registered under applicable securities laws before issuance.

Item 11. Security Ownership of Management and Certain Others: Based on information which has been made available to the Company by its stock transfer agent and the individual officers and directors of the Company, the following table sets forth, as of June 7, 1999, the shares of Common Stock owned by each current director, by directors and executive officers as a group and by each person known by the Company to own more than 5% of the outstanding Common Stock:

Title of Class  Name of Beneficial Owner  Number of Shares  Percent of Class (1)
--------------  ------------------------  ----------------  --------------------

Common Stock    The Jade Partnership (2)               (2)            (2)

Common Stock    Trutona International (3)              (3)            (3)

Common Stock    Barry J. Muncaster (2,3,4,5)   10,261,949          29.70%

Common Stock    Malcolm D. Brown (5)            3,947,117         11.424%

Common Stock    James T.C. Longley (5)            575,000          1.664%

Common Stock    Robert G. M. Hinds (5)            820,000          2.373%

Common Stock    Edward Nowak                      880,000          2.547%

Directors and Executive Officers as a Group:   16,484,066         47.708%

------------

(1) Based on approximately 33,052,137 shares of common stock issued and outstanding on June 7, 1999, and including 1,500,000 of the 2,500,000 shares under those options described in footnote five below, an aggregate of 34,552,137 shares.

(2) The Jade Partnership is a Delaware corporation, the equity ownership of which is as follows: (i) 42.49% - Barry J. Muncaster; (ii) 21.22% - Joe Muncaster, the son of Barry J. Muncaster; (iii) 7.067% - Linda Zangus, the wife of Barry J. Muncaster; and (iv) 29.23% - Malcolm D. Brown. All 4,000,000 shares of Common Stock owned by Jade are attributed to Mr. Muncaster for purposes of this table.

(3) Trutona International is a privately-held Delaware corporation whose officers and directors are roughly similar to those of the Company. Further, Messrs. Muncaster and Brown own a significant number of shares of the outstanding stock of Trutona. All 1,875,000 shares of Common Stock owned by Trutona are attributed to Mr. Muncaster for purposes of this table.

(4) These shares include 3,491,857 shares owned directly by Mr. Muncaster and 595,092 shares held by his wife, as well as the 4,000,000 shares held by The Jade Partnership and 1,875,000 shares held by Trutona since Mr. Muncaster controls these entities.

(5) These shares include an option to acquire up to 500,000 shares of Common Stock. This option is currently exercisable in whole or in part at any time and from time to time. The option was granted on January 25, 1999, and allows the holder to purchase 500,000 shares Common Stock on or before December 31, 2003. The option is exercisable in 100,000 share increments at prices per share of $.35, $.75, $1.25, $1.75 and $2.25 per share. The number of shares included in this figure is 300,000 since the market price for the Common Stock exceeded the option price for the 100,000 shares acquirable at $.35, $.75 and $1.25, respectively, 1999. Messrs. Muncaster, Brown, Longley, Nowak and Hind each had an option to acquire 500,000 shares at the date of this report under similar terms and conditions, for an aggregate of 2,500,000 shares; thus, shares aggregating 1,500,000 in number under these options were included in the outstanding figure since the strike price for these shares was less than the market price at June 7, 1999.

Item 12. Certain Transactions:

     Product Acquisiton from Trutona International: On February 15, 1999, the Company acquired from Trutona patents, licenses and trademarks relating to a broad range of products, including an award winning range of flushable and biodegradable disposable products designed by Trutona. The Company paid Trutona $1,500,000 in the acquisition, of which $750,000 was paid through the delivery of 1,875,000 shares of Common Stock at an agreed price of $.40 per share, with the remainder payable on or before December 31, 1999, through either the delivery of cash or of additional shares of Common Stock valued at $.40 per share, or any combination of the two at the option of the Company. The products acquired include an ultra thin, flushable and biodegradable line of feminine sanitary napkins which were recently selected for a "Millennium Product" award under a program initiated by the British Government to promote innovative technological achievements. Trutona is an affiliate of the Company since Messrs. Muncaster, Longley and Brown are directors, officers and significant shareholders of each entity.

     Jade Partnership International Consulting Agreement. On April 1, 1998, the Company entered into a consulting and option agreement with Jade, which is owned by affiliates of the Company. Under this contract, Jade assisted the Company in obtaining equity and debt financing, and provided general business management, administration services, international licensing and sales and marketing strategies. This agreement provided that the Company was to have paid $50,000 per month as a fee to Jade which, at the option of Jade, was convertible into common stock of the Company at a price of $.28 per share, the then market price. The agreement was terminated during the latter part of 1998, with the Company agreeing to pay Jade the sum of $356,595.68 in fees. Jade elected to convert this amount into shares of Common Stock, receiving 1,273,556 shares on December 21, 1998.

Item 13. Exhibits and Reports on Form 8-K:

(a)  Exhibits:

3.1 (a)   Articles of Incorporation and Amendments (California). (1)
3.1 (b)   Articles of Incorporation and Amendments (Nevada). (2)
3.1 (c)   Articles of Incorporation and Amendments (Nevada). (4)
3.1 (d)   Articles of Incorporation and Amendments (Nevada). (5)
3.2 (a)   Bylaws (California). (1)
3.2 (b)   Bylaws (Nevada). (2)
4.1       Specimen stock certificate. (1)
10.1 Partnership Agreement dated October 20, 1993, among the Company, Costner Industries, Inc., a California corporation, Jack Bitterly and Steve Bitterly. (1)
10.2 Asset Purchase Agreement dated October 20, 1993, among the Company, the Partnership, Jack Bitterly, Steve Bitterly, Bruce Swartout, U.S. Flywheel, Inc., a California corporation and Sunbird Technologies, Inc. (1)
10.3 U.S. Flywheel Systems Unit Purchase Agreement dated July 16, 1994, between the Company and Costner Industries, Inc. (1)
10.4      Straight Note dated October 21, 1993, between the Company and Sunbird.
          (1)
10.5 Consulting Agreement dated October 20, 1993, between the Partnership and Bruce Swartout. (1)
10.6 Asset Purchase Agreement dated May 31, 1996, changing name and domicile to Nevada and reverse splitting outstanding capitalization and increasing authorized capital. (2)
10.7      Reorganization Agreement between the Company and Famous Sam's. (2)
10.8      Liquidating Trust. (2)
10.9      Recision Agreement. (4)
10.10     Reorganization   Agreement   between  the   Company  and   BioProgress
          Technology. (4)
10.11     Acquisition Agreement - DHA Nutrition (5)
10.12(a)  Acquisition Agreement - BioProgress Limited (UK) (5)
10.12(b)  - Amendment to Acquisition Agreement - BioProgess Limited (UK) (5)
10.13     Employment Agreement - Barry J. Muncaster (5)
10.14     Employment Agreement - James T. C. Longley (5)
10.15     Employment Agreement - Malcolm D. Brown (5)
10.16     Employment Agreement - Edward I. Nowak (5)

10.17     Employment Agreement - Graham Hind (5)
10.18 Professional Services Agreement - The Jade Partnership International, Inc. (5)
10.19 Professional Services Agreement - Company and Ormiston-Gore Securities Limited (5)
10.20 Professional Services Agreement - BTL and Ormiston-Gore Securities Limited (5)
10.21     Trutona Purchase Agreement (5)
10.22     EcoProgress License (5)

-----------------

(1) Filed as an exhibit to the Company's Registration Statement on Form 10-SB dated August 23,1994, or October 21, 1994 (Registration No. 0-24736).
(2) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1995.
(3) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1996.
(4) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1997.
(5)  Filed herewith.

-----------------

(b)  Forms 8-KSB: None.


                                   SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, United Kingdom on the 12th day of July, 1999.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
(Registrant)

/s/ Barry J. Muncaster
----------------------
Barry J. Muncaster, Chief Executive Officer
  and President

/s/ James T.C. Longley
----------------------
James T.C. Longley, Chief Financial
and Accounting Officer, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacity on this 8th day of July, 1999.

/s/ Barry J. Muncaster
----------------------
Barry J. Muncaster, Director

/s/ James T.C. Longley
----------------------
James T.C. Longley, Director

/s/ Malcolm Brown
-----------------
Malcolm Brown, Director

/s/ Robert GM Hind
------------------
Robert G.M. Hind, Director

/s/ Gregory L. Bowers
---------------------
Gregory L. Bowers, Director

                                    EXHIBITS

                                TABLE OF CONTENTS


3.1 (d)   Articles of Incorporation and Amendments (Nevada).

10.11     Acquisition Agreement - DHA Nutrition

10.12(a)  Acquisition Agreement - BioProgress Limited (UK)

10.12(b)  Amendment to Acquisition Agreement - BioProgress Limited (UK)

10.13     Employment Agreement - Barry J. Muncaster

10.14     Employment Agreement - James T. C. Longley

10.15     Employment Agreement - Malcolm D. Brown

10.16     Employment Agreement - Edward I. Nowak

10.17     Employment Agreement - Graham Hind

10.18     Professional Services Agreement - The Jade Partnership  International,
          Inc.

10.19 Professional Services Agreement - Company and Ormiston-Gore Securities Limited

10.20     Professional  Services  Agreement - BTL and  Ormiston-Gore  Securities
          Limited

10.21     Trutona Purchase Agreement

10.22     EcoProgress License