Form 10QSB
period 1999-03-31
BIOPROGRESS TECHNOLOGY INTERNATIONAL INC
filed 1999-07-15
CIK 928958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  March 31, 1999

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

     For the transition period from ____________ to _______________

     Commission file number:  0-24736


                   BioProgress Technology International, Inc.
                   ------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                              88-0361701
            ------                                              ----------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                            identification number)


 9055 Huntcliff Trace, Atlanta, Georgia                          30350-1735
 --------------------------------------                          ----------
(Address of Principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (770) 649-1133

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 1999, there were approximately 30,093,199 shares outstanding.

I. PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

            BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
            ---------------------------------------------------------
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 March 31, 1999

ASSETS
Cash and equivalents                                                    144,881
Inventory                                                                24,450
Other debtors                                                           385,133
Deferred consideration                                                1,120,000
                                                                     ----------
Total current assets                                                  1,674,464

INVESTMENTS                                                           1,425,000

FIXED ASSETS
Plant and machinery                                                     116,280
Office equipment                                                         16,652
Laboratory equipment                                                     31,304

INTANGIBLE ASSETS
Intellectual property rights                                             31,487
Goodwill                                                              5,524,505

                                                                     ----------
TOTAL ASSETS                                                          8,819,692
                                                                     ==========
LIABILITIES
Accounts payable                                                        282,161
Related parties                                                         526,270
Other creditors                                                         400,517
Deferred income                                                       1,120,000
Short-term loans                                                        742,000
Bank overdraft                                                              142
                                                                     ----------
Total current liabilities                                             3,071,090
                                                                     ----------

TOTAL LIABILITIES                                                     3,071,090
                                                                     ==========

STOCKHOLDER'S EQUITY

Common stock, $0.008 par value:

         25,000,000 shares authorized (1997: 25,000,000)
         38,214,403, 38,214,403 and 10,500,000 issued in 1999,
         1998 and 1997 respectively (See Note 2)                         66,694

         Additional paid-in capital                                   7,154,527
Accumulated deficit                                                  (1,559,641)

Profit for the current period                                            87,022
                                                                     ----------

                                                                      5,748,602
                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            8,819,692
                                                                     ==========


The accompanying notes form an integral part of these statements.

            BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
            ---------------------------------------------------------
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months
                                                            Ended March, 31
                                                      -------------------------
                                                          1999           1998
                                                          ----           ----
                                                      $             $
                                                      -             -


Net Revenues                                              406,275             0

Cost of revenues                                            6,537             0
                                                      -----------   -----------

Gross profit                                              412,812             0

Less: expenses

Professional fees                                          54,327        13,370

Management recharge                                       120,000             0

General and administrative expenses                       151,463       178,007
                                                      -----------   -----------

Total cost and expenses                                   325,790       191,377
                                                      -----------   -----------
Profit/(loss) from operations and net profit/(loss)
Applicable to common stockholders                          87,022      (191,177)
                                                      ===========   ===========

Diluted profit/(loss) per common share                      0.002         (0.02)
                                                      ===========   ===========

Weighted average number of common shares               38,214,403    12,921,392
                                                      ===========   ===========



The accompanying notes form an integral part of these statements.


            BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
            ---------------------------------------------------------
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                                             Three months ended
                                                                  31 March
                                                          ------------------------
                                                             1999           1998
                                                             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit (loss)                                             87,022      (191,177)

Adjustments to reconcile net profit (loss) to net cash
Used in operating activities

Depreciation and amortization                                 87,967             0

Changes in operating assets and liabilities:

Decrease in accounts receivable                               12,675             0
(Increase) in inventory                                      (24,450)            0
(Increase) in prepaid expenses and other current assets     (332,776)            0
(Increase) in deferred consideration                      (1,120,000)            0
(Increase) in payments in advance                                  0       (96,993)
Decrease in other assets                                       1,082       120,000
Increase in deferred revenue                               1,005,544             0
(Decrease) increase in accounts payable                       (5,154)        7,820
Increase in related parties and other creditors              115,422         5,850
Net of amounts acquired                                       (8,000)            0
                                                          ----------    ----------

Net cash used in operating activities                       (180,668)     (154,500)
                                                          ==========    ==========
Cash flows from investing activities:

Purchases of property and equipment                       (1,520,082)            0
Net of amounts acquired                                    1,500,000             0
                                                          ----------    ----------

Net cash used in investing activities                        (20,082)            0
                                                          ==========    ==========

Cash flows from financing activities:

Cash from business acquisition                                     0             0
Proceeds from sale of stock                                        0             0
Proceeds from sale of preferred stock                        266,000             0
Stock issued in payment of liabilities                             0             0
Stock subscription receivable                                      0       155,000
Reduction in long-term debt                                   (2,630)            0
                                                          ----------    ----------

Net cash provided by financing activities                    263,370       155,000
                                                          ==========    ==========

Net increase in cash and cash equivalents                     62,620           500
Cash and cash equivalents at beginning of period              82,119             0
                                                          ----------    ----------

Cash and cash equivalents at end of year                     144,739           500
                                                          ==========    ==========

Supplemental disclosure of cash flow information
Cash paid for interest                                           499             0
                                                          ==========    ==========


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

Note 2. The company has prepared these accounts on the basis of a reverse acquisition under purchase accounting by BioProgress Technology Limited, a subsidiary of BioProgress Technology International, Inc. Accordingly, Common Stock and additional paid-in capital have been restated to reflect the accounting treatment required. The disclosure of stockholders' equity and in particular the disclosure of shares in issue do not represent the shares of common and preference stock in issue of BioProgress Technology International, Inc. These were 30,093,199 and 366,000 shares respectively at 31 March 1999.

Note 3. The profit per share was computed by dividing net profit by the weighted average number of shares of common stock outstanding during the period. Effective for the year ended 31 December, 1998 the Company adopted SFAS No. 128 "Earnings per share." The adoption of SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share. Basic profit or Loss per common share was calculated based upon the net profit or loss available to common stockholders outstanding during the period

Note 4. Registrant has not declared or paid dividends on its common shares since inception.

Note 5. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 6. Income taxes have not been provided for in that registrant has not had a tax liability from inception to the date of these notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

The results during the period of the Registrant, BioProgress Technology International, Inc., a Nevada corporation (together with its wholly owned subsidiaries, BioProgress Technology, Inc., BioProgress Technology Limited, and DHA Nutrition Limited, the "Company"), show that the Company has now posted its first quarterly profits.

The results reflect the Company's continuing efforts to commercialize its XGel(TM) Film System, both in North America and Europe. The Company is engaged in the development, manufacture, sale and distribution of materials and processes used to replace gelatin in the manufacture of soft capsules, with particular emphasis on ingestible products, such as vitamin and herbal supplements, and pharmaceutical delivery systems. The overheads reflect the considerable advancements that have been achieved in the development of the Company's ingestible range of products. This development program is ahead of schedule and it is anticipated that the ingestible range of products should be ready for market in the fourth quarter of 1999. These efforts by the Company are continuing as the other lines the Company will be distributing are developed and are introduced to the range of products.

On 30 March 1999 the company completed the purchase of patents, licenses and trademarks relating to a broad range of products - including the award-winning range of flushable and biodegradable disposable products - designed by Trutona International, Inc. (Trutona). Trutona is a private company based in Atlanta. Total consideration payable by the Company to Trutona is $1,500,000, of which, $750,000 was paid at closing in the form of 1,875,000 newly issued shares of BioProgress common stock. The remaining consideration is payable on or before December 31, 1999 through an additional 1,875,000 newly issued shares of BioProgress common stock, in cash or through a combination of stock and cash, at the sole discretion of BioProgress.

The acquisition of Trutona's intellectual property is strategic in that it brings complementary technology to BioProgress. The special formulation and coating of water soluble and biodegradable films is at the very heart of the design and processing of both our animal-free soft capsules and Trutona's disposable products. BioProgress is now positioned as one of the world's leading companies engaged in the commercialization of water soluble film technologies."

On 30 March 1999 the Company also announced an agreement to sell an exclusive worldwide license to Consolidated EcoProgress Technologies (CES) (VSE: CES) to manufacture, sell and distribute the Trutona(TM) line of flushable and biodegradable disposable products.

Total consideration payable by CES to BioProgress is $1,500,000, of which, $380,000 is to be paid in cash at closing and the remaining $1,120,000 is to be paid via 1,066,667 newly issued shares of CES common stock. Further, BioProgress will receive from CES a royalty on Trutona(TM) gross product sales of 5%, up to $3,500,000.

Trutona's product range includes the world's first ultra thin, flushable and biodegradable line of feminine sanitary napkins, which recently was selected for a "Millennium Product" award under a program initiated by the British Government to promote innovative technological achievements. The Trutona(TM) product line is the only one of its kind to receive the coveted EcoLogo(TM) mark promoted by the Canadian Government under its Environmental Choice(TM) Program.

In addition to the agreement announced on 30 March 1999, the Company and CES have executed a research and development agreement under which the Company will develop a line of biodegradable baby diapers, adult incontinence pads, and a range of water soluble and biodegradable cloths and solids for use in medical applications and in the recovery of heavy metals. Both the existing and proposed lines of products will use a combination of the intellectual property developed by the Company and the intellectual property acquired from Trutona. CES is to provide the funding for these development projects and, upon commercialization, they will be subject to the 5% royalty agreement referred to above.

The company's income for this quarter is largely from the sale of the extended license to Trutona products to CES and ongoing license fees. The sale of this license will assist the Company's efforts in financing working capital for the ongoing research and development program and the resources required by the Company to bring its products to market. The Company's expenses in the first quarter of fiscal 1999 have been largely administrative and research and development related. No meaningful comparison can be made between 1999 and 1998 as the Company had limited operations during 1998. The Company continues to investigate other product lines and commercial opportunities presented to it.

On April 6, 1999 BioProgress Technology Ltd today announced the execution of a technology collaboration agreement with Peter Black Healthcare Limited (PBHL), one of Europe's leading manufacturers and distributors of vitamin, herb and mineral supplements. The collaboration agreement allows BioProgress and PBHL to work together to develop a new range of animal-free dietary supplements by using the XGel(TM) Film System developed by BioProgress. The new range will be made available under both the Company's brand and through co-branding with PBHL.

This arrangement allows the Company to cultivate a relationship with a strong partner having a first class reputation within the industry, and with first class production and distribution systems. PBHL's packaging and distribution expertise will enable BioProgress to focus solely on maximising the efficiency of the XGel(TM) Film System and should help to increase the rate at which the Company is able to rollout its product line. This agreement will give the Company the opportunity to fully explore the possible uses of the XGel(TM) Film System in detail for PBHL's brands and private label customers, which include Superdrug, Sainsbury, Tesco and Safeway. This agreement, together with a similar agreement with United Biscuits plc executed during the last quarter of 1998, means the company is now positioned to implement its business plan to deliver new and innovative products.

On April 27, 1999 BioProgress announced the appointment of Gregory L. Bowers to the newly created position of President of its North American subsidiary, BioProgress Technology, Inc. Greg joined the Company from Banner Pharmacaps, Inc., where he served as Senior Vice President Sales and Marketing of its Health and Nutrition division. In his new position, he will be responsible for overseeing the implementation of the Company's plan to enter the North American market. Greg has also been elected to the Company's Board of Directors. While at Banner Pharmacaps for 12 years, which is the North American market leader in soft capsules, Greg was responsible for the company's entire sales and marketing activity for its nutritional products, and in an earlier position for its generic prescription drugs and international business. Prior to joining Banner, Greg served as Executive Vice President and General Manager for Chase Pharmaceutical Company for 6 years, where he was responsible for all business operations of the 350-employee pharmaceutical and nutritional products manufacturer.

On April 21, 1999 the company announced that its UK subsidiary, BioProgress Technology Ltd has been granted Millennium Product status by the United Kingdom's Design Council for its innovative XGel(TM) Film System after Prime Minister Tony Blair challenged British businesses to show that Britain is the creative powerhouse of the world. The British Government's Secretary for Trade and Industry, Stephen Byers, announced news of the award in London on Monday 19 April. Millennium Products status will help reinforce the importance of the Company's technology as it seeks to grow its customer base around the world

The Company believes that its XGel(TM) Film System is the world's first animal-free soft capsule process. The patented process eliminates the use of gelatin, which is a protein derived from animal renderings. Since the mid-1930's, gelatin has been the only material suitable for encapsulating non-aqueous products such as vitamin oils (dietary supplements), pharmaceuticals, cosmetic oils (bath beads) and paint, as used in the fast growing paintball leisure pursuit. The XGel(TM) Film System employs innovative processes that allow soft capsules to be produced with a very wide range of characteristics from spontaneous release to delayed release, while improving the capsules performance under extremes of temperature and humidity. The XGel(TM) Film System technology has attracted the interest of major companies in both the dietary supplement and pharmaceutical industries.

Liquidity and capital resources

The Company continues to fund its operations via loans and credit management and the sale of preference shares in the Company. The acquisition of the Trutona assets and the extension of the license to CES should contribute significantly to the Company's working capital by way of royalties and the sale of shares in CES. The Company continues to investigate a number of other long-term funding scenarios and opportunities.

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

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 8th day of June, 1999.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
(Registrant)

By: /s/ Barry J. Muncaster
--------------------------
Barry J. Muncaster, President
and Chief Executive Officer

/s/ James T.C. Longley
----------------------
James T. C. Longley, Chief Financial
Officer
(Principal Financial Officer)