Form 10QSB
period 1999-06-30
BIOPROGRESS TECHNOLOGY INTERNATIONAL INC
filed 1999-09-09
CIK 928958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from_________________to_________________

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 15, 1999, there were approximately 30,093,199 shares outstanding. There are also 1,168,475 series A preferred stock outstanding as at that date. These are convertible at the preference stockholders' option on or before 31 December 1999 at two and a half shares of common stock for each series A preferred held. On the assumption that all the preference shares are converted there will be a further 2,921,187 shares of common stock issued giving a fully diluted 33,014,386 shares outstanding.

I. PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
           -----------------------------------------------------------
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEETS
                            (Unaudited) June 30, 1999

ASSETS
Cash and equivalents                                                    163,489
Inventory                                                                24,450
Trade debtors                                                           335,682
Other debtors                                                             9,998
Securities                                                            1,120,000
                                                                     ----------

Total current assets                                                  1,653,619

INVESTMENTS                                                           1,350,000

FIXED ASSETS
Leasehold improvements                                                   57,624
Plant and machinery                                                     106,801
Office equipment                                                         16,667
Laboratory equipment                                                     30,358

INTANGIBLE ASSETS
Intellectual property rights                                             31,068
Goodwill                                                              5,382,851
                                                                     ----------
TOTAL ASSETS                                                          8,628,988
                                                                     ==========
LIABILITIES
Accounts payable                                                        228,712
Related parties                                                         734,411
Other creditors                                                         400,714
Deferred income                                                       1,120,000
Short-term loans                                                         51,466

                                                                     ----------
Total current liabilities                                             2,535,303
                                                                     ----------
TOTAL LIABILITIES                                                     2,535,303
                                                                     ==========

STOCKHOLDER'S EQUITY
Common stock, $0.008 par value:
25,000,000 shares authorized (1997: 25,000,000)
38,214,403, 38,214,403 and 10,500,000 issued in 1999,
1998 and 1997 respectively (See Note 2)                                  66,694

Additional paid-in capital                                            8,108,981
Accumulated deficit                                                  (1,622,744)
Loss for the current period                                            (461,246)
                                                                     ----------
                                                                      6,091,685
                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            8,628,988
                                                                     ==========


The accompanying notes form an integral part of these statements.

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
           -----------------------------------------------------------
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended 30 June
                                                    --------------------------
                                                      1999             1998
                                                      ----             ----
                                                   $                $

Net Revenues                                            52,068                0

Cost of revenues                                         6,716                0
                                                   -----------      -----------

Gross profit                                            45,352                0

Less: expenses

Professional fees                                      191,331           46,109

Management recharge                                    120,000                0

General and administrative expenses                    195,267          152,529
                                                   -----------      -----------

Total cost and expenses                                506,598          198,638
                                                   -----------      -----------
Loss from operations and net loss
Applicable to common stockholders                     (461,246)        (198,638)
                                                   ===========      ===========

Diluted loss per common share                           (0.012)          (0.015)
                                                   ===========      ===========
Weighted average number of common shares            38,214,403       12,921,392
                                                   ===========      ===========


The accompanying notes form an integral part of these statements.


           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
                          (a development stage company)
                CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

                                                        Three months ended 30 June
                                                        --------------------------
                                                             1999         1998
                                                             ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   (461,246)   (389,815)

Adjustments to reconcile net loss to net cash
Used in operating activities
Depreciation and amortization                                90,644           0

Changes in operating assets and liabilities:
Decrease in accounts receivable                            (335,682)          0
(Increase) in inventory                                           0           0
(Increase) in prepaid expenses and other current assets     375,135           0
(Increase) in deferred consideration                              0           0
(Increase) in payments in advance                                 0     (96,994)
Decrease in other assets                                    142,073     120,000
Increase in deferred revenue                                      0           0
(Decrease) increase in accounts payable                     (53,449)     22,643
Increase in related parties and other creditors             208,338     189,525
Decrease in short term loans                               (690,534)          0
                                                           --------    --------

Net cash used in operating activities                      (724,721)   (154,641)
                                                           ========    ========

Cash flows from investing activities:
Purchases of property and equipment                         (59,004)          0

Net of amounts acquired                                           0           0
                                                           --------    --------

Net cash used in investing activities                       (59,004)          0
                                                           ========    ========

Cash flows from financing activities:
Cash from business acquisition                                    0           0
Proceeds from sale of stock                                       0           0
Proceeds from sale of preferred stock                       802,475           0
Stock issued in payment of liabilities                            0           0
Stock subscription receivable                                     0     155,000
Reduction in long-term debt                                       0           0
                                                           --------    --------
Net cash provided by financing activities                   802,475     155,000
                                                           ========    ========
Net increase in cash and cash equivalents                    18,750         359
Cash and cash equivalents at beginning of period            144,739           0
                                                           --------    --------
Cash and cash equivalents at end of period                  163,489         359
                                                           ========    ========
Supplemental disclosure of cash flow information
Cash paid for interest                                          499         499
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

Note 2. The company has prepared these accounts on the basis of a reverse acquisition under purchase accounting by BioProgress Technology Limited, a subsidiary of BioProgress Technology International, Inc. Accordingly, Common Stock and additional paid-in capital have been restated to reflect the accounting treatment required. The disclosure of stockholders' equity and in particular the disclosure of shares in issue do not represent the shares of common and preference stock in issue of BioProgress Technology International, Inc. These were 30,093,199 and 1,168,475 shares respectively at 30 June 1999.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

The results during the period of the Registrant, BioProgress Technology International, Inc., a Nevada corporation (together with its wholly owned subsidiaries, BioProgress Technology, Inc., BioProgress Technology Limited, and DHA Nutrition Limited, the "Company"), show that the Company posted a loss of $461,246, equivalent to $0.012 loss per common share.

The results were in line with expectations and reflect the Company's continuing efforts to commercialize its XGel(TM) Film System, both in North America and Europe. The Company is engaged in the development, manufacture, sale and distribution of materials and processes used to replace gelatin in the manufacture of soft capsules, with particular emphasis on ingestible products, such as vitamin and herbal supplements, and pharmaceutical delivery systems. The overheads reflect the considerable advancements that have been achieved in the development of the Company's ingestible range of products. This development program is ahead of schedule and it is anticipated that the ingestible range of products should be ready for market in the fourth quarter of 1999. These efforts by the Company are continuing as the other lines the Company will be distributing are developed and are introduced to the range of products.

Revenues generated during the period were derived solely from the Research & Development Agreement the Company has with Consolidated EcoProgress Technologies, Inc ("CES") (VSE:CES). The Research & Development Agreement with CES was executed contemporaneous to an agreement to sell an exclusive worldwide license to CES to manufacture, sell and distribute the Trutona(TM)line of flushable and biodegradable products. Royalties payable to the Company pursuant to the exclusive license are scheduled to commence during the third quarter of this year.

During the period the Company's subsidiary, BioProgress technology Limited relocated both its laboratory and its manufacturing facilities to a new facility, based in March, Cambridgeshire. The consolidation of research & development, manufacturing and administration operations into one facility is expected to reduce overhead and increase cash flow during the third quarter of this year. On July 31st, the Company's new facility was officially opened by The Right Honourable Malcolm Moss, Member of Parliament. At the opening ceremony Mr. Moss presented the Company with the Millennium Product Award, previously announced on April 21st, 1999, in respect of the Company's XGel(TM)Film System.

On May 6th, the Company's XGel(TM) Film System was featured in the "Technology Worth Watching" section of the Financial Times newspaper. Subsequently, further coverage appeared in national and regional newspapers and trade magazines, including Manufacturing Chemist. As a result of this media coverage the Company has been contacted by interested parties and potential customers from many countries around the globe.

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

Liquidity and capital resources

Revenues accrue entirely from the agreements the Company has with Consolidated EcoProgress Technologies, Inc. Overheads are higher compared with the same period last year as DHA Nutrition Limited was not acquired at this stage, together with higher levels of staff, the costs of the move to premises in March and higher professional costs during the quarter. The company has benefited from the sale of 802,475 series A Preferred stock during the quarter at $1 per share. Together with changes in operating assets and liabilities, the company has expended monies on refurbishing the March premises and has repaid $690,534 of short-term loans to the company, considerably improving the balance sheet. Cash at the end of the period was $163,489. Related parties continue to assist in the funding of the company. The company's balance sheet is sound.

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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5.  Other Information
Not applicable.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 31st day of August, 1999.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
(Registrant)

By: /s/ Barry J. Muncaster
--------------------------
Barry J. Muncaster, President
and Chief Executive Officer

/s/ James T.C. Longley
----------------------
James T. C. Longley, Chief Financial Officer