Form 10QSB
period 1999-09-30
BIOPROGRESS TECHNOLOGY INTERNATIONAL INC
filed 1999-11-15
CIK 928958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: Sept 30, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from ____________ to _____________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of Sept 30, 1999, there were approximately 30,093,199 shares outstanding.

I.  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
           -----------------------------------------------------------
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEETS
                         (Unaudited) September 30, 1999

ASSETS
Cash and equivalents                                                      1,159
Inventory                                                                24,450
Trade debtors                                                           278,593
Other debtors                                                            13,136
Deferred consideration                                                1,120,000
                                                                     ----------

Total current assets                                                  1,437,338

INVESTMENTS                                                           1,275,000

FIXED ASSETS
Leasehold improvements                                                  120,473
Plant and machinery                                                     125,551
Office equipment                                                         27,131
Laboratory equipment                                                     30,673

INTANGIBLE ASSETS
Intellectual property rights                                             30,647
Goodwill                                                              5,241,197
                                                                     ----------
TOTAL ASSETS                                                          8,288,010
                                                                     ==========
LIABILITIES
Accounts payable                                                        422,470
Related parties                                                         851,284
Other creditors                                                         403,020
Deferred income                                                       1,120,000
Short-term loans                                                         14,776
Bank overdraft                                                            4,945
                                                                     ----------
Total current liabilities                                             2,816,495
                                                                     ----------
TOTAL LIABILITIES                                                     2,816,495
                                                                     ==========

STOCKHOLDER'S EQUITY Common stock, $0.008 par value:
25,000,000 shares authorized (1997: 25,000,000)
38,214,403, 38,214,403 and 10,500,000 issued in 1999,
1998 and 1997 respectively (See Note 2)                                  66,694

Additional paid-in capital                                            8,108,981
Accumulated deficit                                                  (2,297,242)
Loss for the current period                                            (406,918)
                                                                     ----------
                                                                      6,091,685
                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            8,288,010
                                                                     ==========



The accompanying notes form an integral part of these statements.

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
           -----------------------------------------------------------
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended 30 September
                                                      1999             1998
                                                      ----             ----
                                                   $                $

Net Revenues                                         37,911           12,675

Cost of revenues                                     17,697            5,106
                                                -----------      -----------

Gross profit                                         20,214            7,569

Less: expenses

Professional fees                                   128,315           51,765

Management recharge                                 120,000          150,000

General and administrative expenses                 178,817            4,116
                                                -----------      -----------

Total cost and expenses                             427,132          205,881
                                                -----------      -----------
Loss from operations and net loss
Applicable to common stockholders                  (406,918)        (198,312)
                                                ===========      ===========

Diluted loss per common share                        (0.011)          (0.015)
                                                ===========      ===========
Weighted average number of common shares         38,214,403       12,921,392
                                                ===========      ===========


The accompanying notes form an integral part of these statements.

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
                          (a development stage company)
                CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

                                                            Three months ended
                                                                30 September
                                                             1999         1998
                                                             ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   (406,918)   (198,312)

Adjustments to reconcile net loss to net cash
Used in operating activities
Depreciation and amortization                                26,390           0

Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable                   57,089     (12,675)
(Increase) in inventory                                           0           0
(Increase) in prepaid expenses and other current assets           0           0
(Increase) in deferred consideration                              0           0
(Increase) Decrease in payments in advance                        0       5,106
(Increase) Decrease in other assets                          (3,138)          0
Increase in deferred revenue                                      0           0
Increase in accounts payable                                193,758      18,300
Increase in related parties and other creditors             119,179     187,483
(Decrease) in short term loans                              (36,690)          0
                                                           --------    --------

Net cash used in operating activities                       (50,330)        (98)
                                                           ========    ========

Cash flows from investing activities:
Purchases of property and equipment                        (197,945)          0

Net of amounts acquired                                           0           0
                                                           --------    --------

Net cash used in investing activities                      (197,945)          0
                                                           ========    ========

Cash flows from financing activities:
Cash from business acquisition                                    0           0
Proceeds from sale of stock                                       0           0
Proceeds from sale of preferred stock                        81,000           0
Stock issued in payment of liabilities                            0           0
Stock subscription receivable                                     0           0
Reduction in long-term debt                                       0           0
                                                           --------    --------
Net cash provided by financing activities                    81,000           0
                                                           ========    ========
Net (decrease) in cash equivalents                         (167,275)        (98)
Cash and cash equivalents at beginning of period            163,489         359
                                                           --------    --------
Cash and cash equivalents at end of period                   (3,786)        261
                                                           ========    ========
Supplemental disclosure of cash flow information
Cash paid for interest                                          499         499
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

Note 2. The company has prepared these accounts on the basis of a reverse acquisition under purchase accounting by BioProgress Technology Limited, a subsidiary of BioProgress Technology International, Inc. Accordingly, Common Stock and additional paid-in capital have been restated to reflect the accounting treatment required. The disclosure of stockholders' equity and in particular the disclosure of shares in issue do not represent the shares of common and preference A and B series stock in issue of BioProgress Technology International, Inc. These were 30,093,199 and 1,189,474 and 32,400 shares respectively at 30 September 1999.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

The results during the period of the Registrant, BioProgress Technology International, Inc., a Nevada corporation (together with its wholly owned subsidiaries, BioProgress Technology, Inc., BioProgress Technology Limited, and DHA Nutrition Limited, the "Company"), show that the Company is continuing to burn cash in respect of its research and development activities and that it is still accruing revenues from its Canadian licensee.

The results reflect the Company's continuing efforts to commercialize its XGel(TM) Film System, both in North America and Europe. The Company is engaged in the development, manufacture, sale and distribution of materials and processes used to replace gelatin in the manufacture of soft capsules, with particular emphasis on ingestible products, such as vitamin and herbal supplements, and pharmaceutical delivery systems. The overheads reflect the considerable advancements that have been achieved in the development of the Company's ingestible range of products. This development program continues to be ahead of schedule and the Company's first ingestible capsule machine is nearing completion. During October, the Company shipped sample products to one of the world's leading pharmaceutical companies. The Company anticipates that the ingestible range of products should be ready for market in the fourth quarter of 1999. These efforts by the Company are continuing as the other lines the Company will be distributing are developed and are introduced to the range of products.

Revenues generated during the period were derived solely from the Research & Development Agreement the Company has with Consolidated EcoProgress Technologies, Inc ("CES") (VSE:CES). The Research & Development Agreement with CES was executed contemporaneous to an agreement to sell an exclusive worldwide license to CES to manufacture, sell and distribute the Trutona(TM) line of flushable and biodegradabe products. During September, the Company delivered to CES samples of new and improved versions of the Trutona flushable and biodegradable ultra thin sanitary napkin. The new versions of the sanitary napkin include a product with wings. Each of the new versions use a new absorbent core, which greatly improves the general level of absorbency and facilitates a more even disperal of fluids. The new products have a natural pink backing sheet and may be individually wrapped in water soluble and biodegradable film. On [November 1st,] the Company received $147,000 from CES in respect of the aforementioned agreement.

On July 31st, the Company's new facility in March, Cambridgeshire, was officially opened by The Right Honourable Malcolm Moss, Member of Parliament. At the opening ceremony Mr. Moss presented the Company with the Millennium Product Award, previously announced on April 21st, 1999, in respect of the Company's XGel(TM) Film System. The opening ceremony was conducted in the presence of the Company's US based executive team comprising Greg Bowers, Larry Shattles and Anthony Soscia during a two-week fact finding visit to the UK. Also present at the opening ceremony were Michael Daniels and Brian Besco, respectively President and V.P. Sales and Marketing of CES.

On September 20th, construction work commenced on a 3,000 square feet extension to the Company's March facility. This work is due for completion during January 2000. The additional space created will be used to house administrative, accounting and sales and marketing personnel and facilities.

On October 10th, the Company was featured in the Enterprise section of the Sunday Times, one of the UK's largest Sunday newspapers. The Company continues to enjoy excellent press coverage in the UK and during the fourth quarter of this year intends to commence a media campaign in North America.

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

Liquidity and capital resources

Revenues this quarter again accrue entirely from the agreements the Company has with Consolidated EcoProgress Technologies, Inc. Overheads are higher compared with the same period last year as the acquisition of BioProgress Technology Limited had not been completed at this stage last year. The company has benefited from the sale of 32,400 series B Preferred stock during the quarter at $2.50 per share. Capital expenditure has been significant during the quarter with monies expended on refurbishing the March premises and the building of the first ingestible capsule-manufacturing machine that will be ready next quarter. The company has repaid $36,690 of short-term loans. The effect of the higher levels of capital expenditure and lower preference share sales has resulted in further loans from related parties and an extension in outstanding payables to fund operating losses this quarter. Cash has consequently dropped during the period by $167,275. Related parties continue to assist in the funding of the company. The Company's balance sheet, however, remains sound and receivables have been significantly reduced in the last quarter of 1999 due to funds received from Consolidated EcoProgress Technologies, Inc. We expect to reduce receivables even further during the next quarter.

The Company continues to fund its operations via loans and credit management and the sale of preference shares in the Company. The acquisition of the Trutona assets and the extension of the license to CES should contribute significantly to the Company's working capital by way of royalties and license fees. The company expects to be able to commence realizing some of its investment in Consolidated EcoProgress Technologies, Inc over the forthcoming quarters. The Company continues to investigate a number of other other long-term funding scenarios and opportunities..

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

Item 3.  Defaults Upon Senior Securities
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5.  Other Information
Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 12th day of November, 1999.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
(Registrant)

By:
/s/ Barry J. Muncaster
----------------------
    Barry J. Muncaster, President
    and Chief Executive Officer

/s/ James T.C. Longley
----------------------
    James T. C. Longley, Chief Financial Officer