Form 10KSB
period 1999-12-31
BIOPROGRESS TECHNOLOGY INTERNATIONAL INC
filed 2000-04-07
CIK 928958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 0-24736

                   BioProgress Technology International, Inc.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                              88-0361701
            ------                                              ----------
 (State or other jurisdiction)                               (I.R.S. employer)
of incorporation or organization                           identification number

9055 Huntcliff Trace, Atlanta, Georgia 30350-1735
-------------------------------------------------
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (770) 641-0264

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 Par Value (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: On March 22, 2000, the closing inside bid and asked prices for the shares of common stock of registrant, which is the sole voting stock outstanding of registrant, were $4.09 and $4.25, respectively. On that date, there were approximately 36,002,800 shares of common stock outstanding, which did not include those shares which the Company had the obligation to issue. Affiliates held 13,022,425 shares of this stock; thus, the aggregate market value of the voting stock held by non-affiliates approximated $95,828,163. Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of March 22, 2000, there were approximately 36,002,800 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents incorporated by reference and the Part of this Form 10KSB into which the document is incorporated: None.

                                     PART I.

Item 1. Description of Business:

     History:

BioProgress Technology International, Inc. (Company), was incorporated in California on March 5, 1990. Subsequently, shares of the common stock of the Company (Common Stock) were distributed to the shareholders of the parent corporation then owning the Company after registration with the U.S. Securities and Exchange Commission (Commission). The Company changes its domicile to Nevada in 1997.

     Subsidiary Acquisitions:

Acquisition of BioProgress Technology, Inc.:

On November 17, 1997, the Company acquired all of the outstanding capital stock of BioProgress Technology, Inc., a Colorado corporation (BioProgress Technology) in exchange for 4,000,000 post-split shares of Common Stock.

Distributorship and Acquisition Agreement with BioProgress Technology Limited
(UK):

In conjunction with the acquisition of BioProgress Technology, the Company entered into an agreement (BTL Option Agreement) with certain of the shareholders of BioProgress Technology Limited, an entity incorporated in the United Kingdom (BTL), which gave the Company the option of acquiring all or any part, on a pro rata basis, of the issued and outstanding proprietary interest of BTL. The BTL Option Agreement was subsequently modified and completed on December 31, 1998. The Company assumed, in this acquisition, approximately $1,000,000 in liabilities, satisfying such through the issuance of shares of Common Stock valued at the inside bid price on the closing date, and issued 22,818,446 shares of Common Stock as the sole consideration for the acquisition.

Acquisition and Current Business of DHA Nutrition Limited (UK):

On August 12, 1998, the Company acquired DHA Nutrition Limited (UK), an entity organized in the United Kingdom (DNL), as a wholly-owned subsidiary solely in exchange for 400,000 shares of Common Stock. The number of shares which the Company issued in the acquisition of DNL was to have been increased in the event that certain gross revenues were accomplished by DNL. These figures were not met; therefore, no additional common shares were issued by the Company in this acquisition.

The sole asset of DNL on the date of acquisition was an agreement with Martek Biosciences Corporation (Martek), a publicly-held corporation organized in the United States whose securities trade on the NASDAQ System maintained by the National Association of Securities Dealers, Inc. DNL is working with Martek to develop the market in the United Kingdom for the use of Martek's nutritional oils in infant formula, vegetarian foods, dietary supplements and agro feed markets. Martek has identified and patented DHA (docosahexaenoic acid) producing varieties of micro algae (sea plankton), and has developed techniques for the production of both a powder form and an oil form of DHA. The oil form of DHA, management feels, is an excellent candidate for delivery using the film system developed by BTL.

On closing of the acquisition of DNL by the Company, Messrs. Muncaster, Longley and Brown were named to the board of DNL and assumed analogous officerial positions with DNL as they maintain with the Company and BTL. Correspondingly, the principal shareholder of DNL, Mr. Graham Hind, was named to the board of the Company and was appointed Vice-President of Sales and Marketing of the Company and BTL.

Martek has granted DNL exclusive DHA nutrition rights to develop a meat concept, and on July 23, 1998, DNL entered into a development agreement with ABN Limited, which is one of Europe's largest feed companies, to develop this opportunity with the support of several U.K retailers. The Company horizontally expanded its product line as a result of the DNL acquisition, and gained direct access to several leading retailers in the U.K., which, management feels, will offer potential to expand the customer base for a proposed line of vegetarian soft-capsule dietary supplements by BTL.

Feed trials initiated by DNL in partnership with ABN Limited, which included Martek's Algal Biomass and Biomeal in the diet of pigs and chickens, were completed in 1999. The Biomeal waste product was unsuccessful as a feed additive source of DHA as the residual levels of DHA were found not to be sufficiently bio-available to the animals. Further feeding trial work on the Biomeal product has therefore been abandoned. The Biomass product showed excellent results in the feeding trials, and significant levels of DHA were transferred to the chicken and pork meat. The UK government is currently funding a large study in conjunction with The University of Bristol to investigate dietary methods of manipulating the fatty acid composition of milk as a way of delivering the important long chain cardio-protective fatty acids like DHA into the nation's diet. As DNL through its exclusive agreement with Martek is the exclusive source of algal DHA for animal feed purposes, Bristol University approached DNL, and, in February, 2000, DNL agreed to supply a quantity of Biomass for this important study. If successful, one of the largest UK dairy companies has expressed an interest in marketing the new DHA enriched milk.

At the end of 1999, following the successful feeding trials, DNL commenced discussions with major UK retailers about the opportunity for a new generation of DHA enriched meat products. There is a great deal of interest in the concept, but the timing and the method of communicating the benefits to the consumer are the main issues. Most retailers in the UK have banned genetically modified ingredients as a result of media-induced consumer pressure. Although the DHA algal from Martek is a natural plant, grown and harvested and not in any way artificially genetically modified, the retailers feel the opportunity of DHA enriched foods needs to be addressed carefully. To maximise this opportunity it needs to be launched at the right time and in the right media atmosphere when other issues like genetically modified ingredients are not clouding the issue. Major retailers want to be sure the DHA story will be received positively by the media and consumers, and are, therefore, timing of the introduction will be very important. The commercialisation of the concept could therefore take longer than was originally envisaged. In the meantime DNL is continuing with feeding trial research projects, at negligible cost to the Company, and is maintaining an active and on-going dialogue with Martek with regard to this and other opportunities.

     Product Acquisition and License Agreements:

Product Acquisition from Trutona International:

On February 15, 1999, the Company acquired from Trutona International, Inc., a privately-held Atlanta-based corporation (Trutona), patents, licenses and trademarks relating to a broad range of products, including an award winning range of flushable and biodegradable disposable products designed by Trutona. The Company paid Trutona $1,500,000 in the acquisition, of which $750,000 was paid through the delivery of 1,875,000 shares of Common Stock at an agreed price of $.40 per share, with the remainder payable on or before December 31, 1999, through either the delivery of cash or of additional shares of Common Stock valued at $.40 per share, or any combination of the two at the option of the Company. The remaining purchase price was paid with cash prior to year end.

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


License to Consolidated EcoProgress Technologies:

On April 5, 1999, the Company completed the sale of a license to Consolidated EcoProgress Technologies (EcoProgress), a Canadian company with securities traded on the Vancouver Stock Exchange. The license and certain patents was sold for the sum of U.S. $1,336,000 and $164,000 respectively and gives EcoProgress the exclusive right to manufacture, sell and distribute in the U.S. a line of flushable and biodegradable disposable products employing the intellectual property that the Company acquired from Trutona. EcoProgress paid $380,000 cash at closing and the remaining $1,120,000 was paid through the issuance of 1,066,667 shares of free trading common stock in EcoProgress at an agreed price of $1.05 per share. The sale allowed the Company to recoup the entire price paid by the Company to Trutona for the technology. In addition to the consideration paid at closing, the Company is entitled to receive up to a maximum of $3,500,000 by way of royalty on gross revenues achieved by EcoProgress. Nominal accruals of royalties have been made to date. Contemporaneous to the completion of the sale to EcoProgress, the Company and EcoProgress executed a research and development agreement that provides for the Company to exclusively develop products subject to the license for a minimum of two years. During the year, the Company conducted a review of the products under license to EcoProgress and implemented design changes to the flushable and biodegradable sanitary napkin. During the first quarter of 2000, trials of the new version of sanitary napkin were initiated both in the UK and North America. The Company has confidentially submitted a proposal to EcoProgress in respect of two new product developments.

     Business Conducted by the Company and its Subsidiaries:

The Company is a development stage company engaged in the research, development, manufacturing, marketing, sales and distribution of products that use water soluble and biodegradable films. During 1999, the Company's primary focus remained on the development and commercialization of its unique and proprietary process, the XGel(TM) Film System ("XGel(TM) FS").

The XGel(TM) FS is used to produce soft capsules that are free- from animal by-products; gelatin in particular. Soft capsules are commonly recognized as products that contain a wide variety of non-aqueous fillings either in ingestible form, such as vitamin, herbal and mineral supplements and as oral delivery systems for drugs; or in non-ingestible form, such as paintballs and toiletries (bath and aromatherapy oils).

Gelatin is a protein, which is predominantly derived from animal renderings. For many years gelatin has proven to be an acceptable and cost-effective encapsulation medium for soft capsules; however, the Company is of the opinion that this position is changing. Following the outbreak in Europe of Bovine Spongiform Encephalopathy (BSE), or mad cow disease, all animal derived food and by-products have come under the scrutiny of the scientific community and legislators for fear that BSE may have entered the human food chain. The reason for concern is that BSE may be linked to Creutzfeldt Jakob Disease (CJD), which is fatal to humans. Recorded deaths in the UK from CJD totalled 56 at the end of 1999. A further 6 cases in living persons have been recently identified. The Company believes that its XGel(TM) FS is the only viable alternative for consumers who are anxious to switch to animal-free products in the global market for soft capsules. In addition, the XGel(TM) FS opens up a substantial untapped market for animal-free soft capsules that exists among vegetarian and religious groups. These groups, because of belief or culture, refuse to consume gelatin derived from cows or pigs, or in some cases, from any source. In addition, market research carried out in the United States and in Europe has indicated that in excess of 30% of all families are making efforts, on a regular basis, to remove animal products from their diet.

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

     Evolving Business Plan

During the year the Company had the opportunity to meet with, and present its Xgel (TM) Film System to, many of the world's leading corporations engaged in pharmaceuticals, dietary supplements, household products, cosmetics, confectionery and paintballs. Following these experiences the Company conducted a strategic review of its business model for commercialization of the Xgel (TM) Film System with the conclusion that, in order to achieve maximum global penetration at the fastest possible rate for maximum benefit of the Company's stockholders, the Company would implement the following strategy:

     1. Sell licenses to use the Company's intellectual property vested in the Xgel (TM) Film System;

     2. Sell Xgel (TM) Film Systems for use by licensees of the intellectual property; and,

     3. Offer research and development services to assist licensees gain maximum benefit from the license.

The resultant business model will benefit the Company in the following ways:

     1. It eliminates the requirement for large capital investment to establish Company owned Good Manufacturing Practices (GMP) facilities;

     2. It eliminates the need for the Company to recruit skilled personnel to staff GMP facilities;

     3. It facilitates the rapid introduction of the Xgel (TM) Film System on a global basis by a large group of companies who already have in place the infrastructure and resources to produce and deliver products to consumers;

     4. It reduces the risk of and need for a competitive response by industry peers;

     5. It employs the Company's innovative technological and engineering skills to maximum advantage;

     6.   It enables the Company to maintain a low cost base.

This year the Company took several major steps toward commercializing the Xgel
(TM) Film System. Most significantly, during November, 1999, it took delivery of the first ingestible product version of the Xgel (TM) Film System, code-named Swallow 1. Swallow 1 was designed by the Company and is subject of various patent applications, as yet unpublished, and was manufactured by specialist sub-contractors. Delivery of Swallow 1 enabled the Company's technical staff to successfully conduct batch trials of a wide range of Xgel (TM) films and active ingredients. Having the ability to demonstrate Swallow 1 in operation to potential customers generated serious interest from seven major international corporations interested in purchasing licenses and Xgel (TM) Films Systems.

     Developments Subsequent to Year End:

Subsequent to the year-end the Company executed an Exclusive Evaluation Agreement with a Fortune 500 company in respect of a specific product application. This work is progressing satisfactorily at the time of this report.

Further since year-end, the Company is at an advanced stage of discussions with six major international corporations regarding the sale of Xgel (TM) Film System licenses.

On March 7, 2000, the Company announced an agreement with J T Racing, LLP, based in San Diego whereby the Company will develop a unique range of paintballs using Xgel (TM) film technology for exclusive distribution by J T Racing.

     Description of Products:

The Company's primary focus is to commercialize its XGel(TM) FS. Products currently in development that are not related to the XGel(TM) FS include flushable and biodegradable pouches for colostomists. During the year the Company had granted within the United Kingdom two patents in respect of flushable and biodegradable ostomy pouches. International patent applications in respect of these inventions are being prosecuted in other territories. These and other products, which are the subject of the Company's research and development programs, are not expected to contribute to the Company's planned revenues during the current year.

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

     Lower Raw Material Costs: The cost of XGel(TM) Film per tonne is currently marginally less than that of gelatin in powder forms. There are no additional costs incurred to deliver XGel(TM) Film to the encapsulating head; whereas, gelatin has to be mixed with glycerine to form a liquid film.

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

     XGel(TM) FS - Non-Ingestible Products:

This unique process is the subject of an international patent application. The raw material used in the process is supplied in a film format (XGel(TM) Film) and is made from a water soluble and biodegradable polymer, which is naturally resistant to oils. This version of XGel(TM) Film exhibits good elasticity and forms a very strong bond when sealed during the encapsulation process. The first products to be produced using the XGel(TM) FS comprise a range of moisturizing bath oils. There are four different soft capsules in the range; each containing a different fragrance designed to deliver a sensual, relaxing, refreshing or invigorating ambience to the bathroom. The Company is working with a Fortune 500 company, with a view to developing a novel delivery system for a range of its products. This work is subject to a Confidential Disclosure Agreement.

     XGel(TM) Film System - Ingestible Products:

The Company's second technology, which is the subject of three patent applications, relates to materials that utilize all of the benefits of XGel(TM) FS, but which can be made from FDA approved natural and sustainable resource materials, and are, therefore ingestible. These materials are code named ProTex. ProTex is produced in a film format that enables it to be processed using similar machinery as used for non-ingestible soft capsules. Using proprietary techniques, ProTex films may be formulated and/or coated to produce an encapsulation medium with broad ranging characteristics that facilitate the oral delivery of oils, pastes and powders by time or at site within the human body. ProTex film is processed using the XGel(TM) FS. The Company has under development a comprehensive range of vitamin, herbal and mineral supplements.

     Markets:

The gelatin capsule market is divided into two sectors: hard or soft, according to the nature of the capsule shell. Hard capsules are manufactured in two pieces and then filled with either, a powdered dose or a liquid dose washed with nitrogen. These processes are expensive, and the resultant capsules are used predominantly to carry orally administered medications and drugs. Soft capsules are formed and filled simultaneously and predominantly carry liquid fills which enables their use in a far wider variety of products, including pharmaceutical, vitamin, herbal and mineral, toiletries and paintballs.

The gelatin soft capsule market is currently dominated by two companies, namely
R. P. Scherer Inc., (a subsidiary of Cardinal Health, Inc.), and Banner Pharmacaps Inc. (a subsidiary of Sobel NV). During 1999, R. P. Scherer Inc.
(RPS), was acquired by Cardinal Healthcare, Inc, for $2.4 billion. RPS has headquarters in Troy, Michigan, and 24 operating subsidiaries. Sobel NV is a Dutch organization with a number of subsidiaries, including Banner Pharmacaps, Limited., Banner Pharmacaps Inc., and Sobel Pharma BV.

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

Soft capsules reach consumers via a multitude of distribution channels. In the United States dietary supplements and pharmaceuticals are sold through traditional Over The Counter outlets, as well as in-store locations at large food retailers. The Natural Food and Healthcare market, which in the United States grew by 9% to $14.3 billion during 1998, is serviced by around 8,000 small and medium sized stores that tend to purchase from national distributors, such as Tree of Life, Cornucopia and Lotus Light. Direct mail suppliers account for a small but important part of the market.

In general terms, the sales and distribution channels to be used by the Company are mature and are easily identified. The market for dietary supplements in the United Kingdom was approximately $560 million in 1999. The leading producer in the United Kingdom is Peter Black Healthcare Limited, which accounts for approximately 34% of the entire market. The market for soft capsules in the pharmaceutical market is vast and global.

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

     Sales:

The Non-Ingestible Range: During February 2000, the Company executed an Exclusive Evaluation Agreement with a Fortune 500 company in respect of a specific application of the Xgel (TM) Film System. The Exclusive Evaluation Agreement provides for the Company and its customer to work together to develop a novel delivery system for an entirely new mass market consumer product having potential for sale on a global basis. The Company received a six-figure sum in consideration of the grant of the evaluation period and all other matters relating to the agreement remain strictly confidential. The Company commenced work on the project during March 2000 and progress is satisfactory. On March 7, 2000, the Company announced an agreement with J T Racing, of San Diego, whereby, the Company will develop a unique range of paintballs using Xgel (TM) film technology. The Company continues to explore new market opportunities for non-ingestible applications for the Xgel (TM) Film System. Terms of the agreement remain strictly confidential.

The Ingestible Range: During 1998 Company executed a Technology Collaboration Agreement with UBFCF, a part of the United Biscuits plc group, which enjoys annual revenues of $3.6 billion. UBFCF is the owner of the leading brand of vegetarian prepared foods for the U.K. market, where it is the brand leader by a large margin.

The Company approached UBFCF with the idea that, because of its dominant market position, the brand would be the perfect vehicle through which to launch the first full line of dietary supplements designed specifically for vegetarians. The Company, because of its unique technology, is the only company capable of making such a proposition. Under the terms of the Technology Collaboration Agreement the Company had with UBFCF, the Company was asked to compile a range of dietary supplements that deliver the perfect cocktail to address the shortfall of nutrition evident in a vegetarian diet. That task was successfully carried out by the Company's subsidiary, DNL. During the last quarter of the year, UBFCF's parent company sold the business to Heinz Corporation. This corporate activity caused delay to the project and its outcome remains uncertain at the date of this report.

Certain formulations of XGel(TM) Film will enable its use as a drug delivery system. The Company is in discussions with several leading pharmaceutical companies with a view to licensing its Xgel (TM) Film System. It is too early in the Company's development to comment in more detail on the possibilities within this market sector.

     Manufacturing:

During the year, the Company relocated both its manufacturing facility and its research and development facility to March, Cambridgeshire, England. Commissioning of the Company's non- ingestible Xgel (TM) Film System is complete and it is producing products for assessment by the Fortune 500 Company referred to herein. Commissioning of the Swallow 1 Xgel (TM) Film System is underway and will be a continuing process during the year 2000. The Company's prime costs in producing soft capsules are comparable to those of gelatin capsule manufacturers; however, the capital investment required per line of XGel(TM) FS is significantly less than gelatin systems . In addition, operational costs are dramatically reduced using the XGel(TM) FS by reason of the elimination of the need to dry capsules post-production.

     Research and Development:

The XGel(TM) FS has potential for exploitation in many new markets. The Company is committed to a research and development program intended to produce new products for licensees and new variations of, and improvements to the Xgel (TM) Film System. The research and development program seeks to explore the use of alternative materials and formulations and to test their suitability to form capsules suitable for ingestion and drug delivery by time and at site. In parallel with the formulation work, the Company aims to expand the processing abilities of the XGel(TM) FS. Throughout the research and development program specialist centers of excellence are deployed and their expertise used to optimize materials and processes.

Y2K Disclosure: The Company and its suppliers suffered no recognisable impact from the Y2K problem. No problems were identified, no costs were incurred and the company does not expect any repercussions or related costs to be incurred in the future in respect of Y2K.

Item 2. Description of Property: The Company, as of the date of this report, owned no real or personal property, tangible or intangible, other than the shares of its wholly-owned subsidiaries. The executive offices of the Company are being provided by The Jade Partnership, a significant shareholder of the Company owned by several of the executive officers and directors of the Company, free of charge on a month-to-month basis. These offices are located at 9055 Huntcliff Trace, Atlanta, Georgia, 30350-1735. The telephone number at this address is (770) 641-0264. BioProgress Technology, BTL and DNL are leasing at market rates from a third party approximately 15,000 square feet of laboratory, executive office, manufacturing and storage facilities at Unit 1, Norwood Road, March, Cambridgeshire, United Kingdom PE15 8QD. The telephone number at this address is 011-44-1354-655-674

Item 3. Legal Proceedings:

No material legal proceedings to which the Company(or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management's knowledge) is a party or to which the property of the Company is subject is pending, and no such material proceeding is known by management of the Company to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders:

There were no meetings of security holders during the period covered by this report.

Item 5. Market for Common Equity and Related Shareholder Matters:

As of March 22, 2000, there were approximately 36,002,800 shares of Common Stock issued and outstanding, which were held of record by approximately 2,334 shareholders. The Common Stock is currently quoted on the Bulletin Board maintained by the National Association of Securities Dealers, Inc., under the symbol BPRG. There was no trading in the Common Stock prior to August, 1996. The following table sets forth the range of high, low and closing bid and asked prices per share of the Common Stock as reported by National Quotation Bureau, Inc., for the quarterly period indicated.

                               Bid                      Ask
Calendar Quarter     High      Low   Close    High      Low     Close
----------------     ----      ---   -----    ----      ---     -----

March 31, 1998      1.875    0.8125  0.9375  1.3125   0.90625  1.03125
June 30, 1998       0.96875  0.25    0.5     1.125    0.40625  0.53125
September 30, 1998  0.65625  0.375   0.375   0.6875   0.46875  0.46875
December 31, 1998   0.40625  0.22    0.27    0.4688   0.25     0.31

March 31, 1999      0.8438   0.26    0.78    0.92     0.30     0.83
June 30, 1999       2.375    0.7     1.375   2.4375   0.75     1.46875
September 30, 1999  1.71875  0.625   0.625   1.875    0.75     0.875
December 30, 1999   1.25     0.375   0.875   1.46875  0.59375  1.00

The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

On March 22, 2000, the closing inside bid and asked prices for the Common Stock were $4.09 and $4.25 , respectively. On that date there were ten market makers publishing quotes.

The Company has paid no dividends on the Common Stock since inception and does not expect to pay dividends in the foreseeable future. There are, however, no restrictions on the payment of dividends.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations:

The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements, related notes and other financial information included elsewhere in this document. Our financial statements have been prepared in accordance with U.S. GAAP. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Actual results and timing of certain events could differ materially from those anticipated in those forward-looking statements.

     Results of Operations:

There were two significant transactions affecting the Company's operations during 1999. These were (1) the purchase of the Trutona assets primarily in exchange for Common Stock and the incurrence of debt which was paid prior to year end, and (2) the license of these assets to EcoProgress. As a result, the assets of the Company increased significantly, with a smaller but corresponding increase in equity, due to the purchase of these assets in significant part through the issuance of Common Stock. The Company anticipates that significant royalties will accrue over the life of the EcoProgress license which will far exceed the cost of the assets licensed, and that the common shares of EcoProgress received by the Company in partial exchange for this license will increase in value.

BioProgress Technology was reorganized in late 1997 and was in the development stage during 1997 and 1998. A full description of the business of the Company and its subsidiaries is set forth under Item 1. The Company incurred significantly higher losses in 1999. This was primarily due to the following:

     1.   Expansion of day-to-day operations

     2. An increase in general and administrative expenses which includes goodwill amortization of $678,174, an increase in other depreciation and amortization charges, higher expenses from US operations, moving costs to new premises, and amortization of the Trutona investment.

     3.   An unrealized loss in the Ecoprogress securities of $752,694.

     4.   Increased management charges

Administration charges are likely to be stabilize during 2000 although additional staff is being sought for the laboratories and is expected to be recruited in 2000. In addition, at the beginning of the second quarter, management charges are expected to be decreased substantially. Other efforts will be made by management to minimize overhead, and periodic reviews of overhead costs are being undertaken internally. Efficiency will be further improved when the new extension to the factory and laboratories is completed in the second quarter of 2000.

Liquidity and Capital Resources:

During the last six months of 1999 and the first three months of 2000, Management implemented a string of measures to improve the Company's liquidity and capital resources. The improvement resulted primarily from the sale of Series B Preferred Stock. The sale of these shares has given the Company sufficient funds for its operations for the foreseeable future given its current cash consumption rate. It is envisaged that, during 2000, further capital raising and other measures will be put into place to secure the long-term financial future of the Company. These measures will be subsequently announced in the normal course of business.

Sale of license: The sale of the license to Ecoprogress produced $380,000 in cash during 1999, together with additional consideration of 1,066,666 shares of Ecoprogress, which are traded on the Vancouver Venture Board. From March 10, 2000, the Company is permitted to sell these shares and will commence doing so during 2000, if market conditions permit. In addition, during the latter part of 2000, the Company anticipates that Ecoprogress will be selling more products in North America and, accordingly, will accrue and make more roaylty payments under the license.

EcoProgress is developing its marketing strategy, and new and upgraded products should come on line during 2000. In addition, EcoProgess' recent fund raising efforts for inventory and other related operating expenses should significantly enhance their efforts in North America.

Sale of Series A and Series B Preferred Stock: The Company has made significant improvements to its liquidity and capital resources by the sale of preference shares to accredited investors. During 1999, the Company received $1,115,235 from the sale of shares of Series A Preferred Stock and $60,000 from the sale of 24,000 shares of Series B Preferred Stock. In the first three months of 2000, the Company received applications for 2,900,924 Series B preferred shares at $2.50 each and proceeds of $4,088,408 have been received to date from the sale of these shares. These proceeds have been used (1) to reduce trade and short term liabilities, (2) for research & development, (3) for the building, design and upgrade of further plant and machinery, (4) for the expansion of the business during the year and (5) for general working capital purposes. Management anticipates making further offerings of the Company's securities to provide for subsequent working capital needs as such arise.

The Company is in discussion with several parties regarding joint ventures and license and distribution agreements for its XGel(TM) Film System and derived products. In addition, the Company is engaged in discussions with institutional investors and with industry peers regarding an investment in the Company.

Management believes that the aforementioned actions and activities will generate sufficient cash to fully meet the working capital requirements of the Company for the twelve months following the date of this report.

Compliance with Beneficial Ownership Reporting Rules: Section 16(a) of the Securities Act of 1934, as amended (Exchange Act), requires the executive officers and directors of the Company, and persons who beneficially own more than 10% of the Common Stock, to file initial reports of ownership and reports of changes in ownership with the Commission. These officers, directors and shareholders are also required to furnish the Company with copies of certain of these reports. Based solely on a review of copies of reports furnished to the Company during its fiscal year ended December 31, 1999, and thereafter, or written representations, if any, received by the Company from these persons that no other reports were required, the Company believes that, during 1999, not all applicable Section 16(a) filing requirements were satisfied; however, it has been assured that the reporting persons are endeavoring to immediately file these reports.

Item 7. Financial Statements:

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1999 AND 1998
TOGETHER WITH AUDITORS' REPORT



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of BioProgress Technology International, Inc:

We have audited the accompanying consolidated balance sheets of BioProgress Technology International, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1999 and 1998 (as restated-see note 2), and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioProgress Technology International, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ ARTHUR ANDERSEN LLP
-----------------------
ARTHUR ANDERSEN LLP


New York, New York
March 29, 2000



BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

                                     ASSETS                                            1999            1998
                                     ------                                         -----------    -----------

CURRENT ASSETS:
    Cash and cash equivalents                                                       $     5,818    $    82,119
    Marketable securities (Note 5)                                                      367,306           --
    Accounts receivable                                                                 201,803         12,675
    Prepaid expenses and other current assets                                            61,174         52,357
              Total current assets                                                      636,101        147,151
                                                                                    -----------    -----------

PROPERTY, PLANT AND EQUIPMENT, net (Notes 2 and 4)                                      326,629        156,792


GOODWILL, net                                                                         6,103,565      6,781,739

INTANGIBLE ASSETS, net (Note 6)                                                       1,232,289         32,569
                                                                                    -----------    -----------
              Total assets                                                          $ 8,298,584    $ 7,118,251
                                                                                    ===========    ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

CURRENT LIABILITIES:
    Deferred revenue                                                                $ 1,221,954    $   114,456
    Accounts payable                                                                    387,912        287,315
    Amounts owed to related parties (Note 10)                                           780,850        758,365
    Accrued expenses and other current liabilities                                      362,855         53,716
                                                                                    -----------    -----------
              Total current liabilities                                               2,753,571      1,213,852

LONG-TERM DEBT (Note 8)                                                                    --            1,914
                                                                                    -----------    -----------
              Total liabilities                                                       2,753,571      1,215,766
                                                                                    -----------    -----------

Redeemable convertible preferred stock, Series A, par value $1.00 (Note 11)              51,475        100,000
Redeemable convertible preferred stock, Series B, par value $2.50 (Note 11)              75,120           --
                                                                                    -----------    -----------
                                                                                        126,595        100,000
                                                                                    -----------    -----------
STOCKHOLDERS' EQUITY:
    Common stock, $0.001 par value-
    50,000,000 shares authorized; 36,002,800 (1998: 28,484,214) shares issued and
    outstanding (Note 3)                                                            $    36,002    $    28,484
    Additional paid-in capital (Note 3)                                               9,861,562      7,186,660
    Accumulated deficit                                                              (4,481,241)    (1,404,297)
    Accumulated other comprehensive gain (loss)                                           2,095         (8,362)
                                                                                    -----------    -----------
              Total stockholders' equity                                              5,418,418      5,802,485
                                                                                    -----------    -----------
              Total liabilities and stockholders' equity                            $ 8,298,584    $ 7,118,251
                                                                                    ===========    ===========


The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.




BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
DECEMBER 31, 1999 AND 1998

                                                                       1999            1998
                                                                   ------------    ------------

NET REVENUE                                                        $    293,582    $     28,118

COST AND EXPENSES:
    Cost of revenues                                                     21,458          42,287
    General and administrative expenses                               1,602,322         318,545
    Unrealized loss on marketable securities                            752,694            --
    Professional fees                                                   334,637         258,195
    Management fee                                                      600,000         314,377
                                                                   ------------    ------------
              Total cost and expenses                                 3,311,111         933,404
                                                                   ------------    ------------
              Loss from operations                                   (3,017,529)       (905,286)
              Dividends payable and accretion of preferred stock        (59,415)           --
                                                                   ------------    ------------
              Loss applicable to common shareholders                 (3,076,944)       (905,286)
                                                                   ============    ============


NET LOSS PER COMMON SHARE - BASIC AND DILUTED                      $      (0.10)   $      (0.06)
                                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                             30,159,566      14,317,657
                                                                   ============    ============


The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.




BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
DECEMBER 31, 1999 AND 1998


                                                                                                          Accumulated     Total
                                                         Common             Additional                       Other     Stockholders'
                                               --------------------------     Paid-in     Accumulated    Comprehensive    Equity
                                                  Shares         Amount       Capital       Deficit          Loss        (Deficit)
                                               -----------    -----------   -----------   -----------    -----------    -----------

BALANCE at December 31, 1997                    15,750,000    $    15,750   $   312,421   $  (499,011)   $    (2,226)   $  (173,066)
                                                                                                                        ===========

    Net loss                                          --             --            --        (905,286)          --         (905,286)
    Currency translation adjustment                   --             --            --            --           (6,136)        (6,136)
                                                                                                                        -----------
       Comprehensive loss                                                                                                  (911,422)
                                                                                                                        -----------

    Issuance of common shares                    7,343,936          7,344       647,911          --             --          655,255

    Issuance of 5,390,278 common shares
       par value $0.001 for purchase of
       BTII in reverse acquisition               5,390,278          5,390     6,226,328          --             --        6,231,718
                                               -----------    -----------   -----------   -----------    -----------    -----------

BALANCE at December 31, 1998                    28,484,214         28,484     7,186,660    (1,404,297)        (8,362)     5,802,485

    Net loss                                          --             --            --      (3,017,529)          --       (3,017,529)
    Currency translation adjustment                   --             --            --            --           10,457         10,457
                                                                                                                        -----------
       Comprehensive loss                                                                                                (3,007,072)
                                                                                                                        -----------

    Dividends payable                                 --             --            --         (34,000)          --          (34,000)
    Conversion of Series A preferred stock
       to common stock                           2,935,138          2,935     1,171,120          --             --        1,174,055
    Accretion of preferred stock to
    redemption rate at
    December 31, 1999                                 --             --            --         (25,415)          --          (25,415)
    Debt to equity conversion                    2,708,448          2,708       755,657                                     758,365
    Issuance of common shares                    1,875,000          1,875       748,125          --             --          750,000
                                               -----------    -----------   -----------   -----------    -----------    -----------

BALANCE at December 31, 1999                    36,002,800    $    36,002   $ 9,861,562   $(4,481,241)   $     2,095    $ 5,418,418
                                               ===========    ===========   ===========   ===========    ===========    ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.



BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 1999 AND 1998

                                                                                      1999           1998
                                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $(3,017,529)   $  (905,286)
    Adjustments to reconcile net loss to net cash used in operating activities-
       Changes in operating assets and liabilities-
       Depreciation and amortization                                                  888,998         40,742
       Unrealized loss on marketable securities                                       752,694           --
       Increase in accounts receivable                                               (189,128)       (12,675)
       Decrease (increase) in prepaid expenses and other current assets                (8,816)       (51,704)
       Increase in deferred revenue                                                   (12,502)        79,343
       Increase in accounts payable                                                     1,476        261,864
       Increase in accrued expenses and other current liabilities                   1,054,075        568,349
                                                                                  -----------    -----------
       Net cash used in operating activities                                         (530,732)       (19,367)
                                                                                  -----------    -----------

CASH FROM INVESTING ACTIVITIES
       Purchases of property, plant and equipment                                    (244,381)          --
       Purchase of intangibles                                                       (650,880)          --
                                                                                  -----------    -----------
       Net cash used in investing activities                                         (895,261)          --
                                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from sale of preferred stock                                        1,175,235        100,000
       Proceeds from sale of intangibles                                              164,000           --
                                                                                  -----------    -----------
       Net cash provided by financing activities                                    1,339,235        100,000
                                                                                  -----------    -----------
       Effects of exchange rate changes on cash and cash equivalents                   10,457           --
                                                                                  -----------    -----------
       Net (decrease) increase in cash and cash equivalents                           (76,301)        80,633

CASH AND CASH EQUIVALENTS, beginning of year                                           82,119          1,486
                                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                                            $     5,818    $    82,119
                                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the year for interest                                        $      --      $     1,995
                                                                                  ===========    ===========


NON CASH TRANSACTIONS
During the year the Company purchased patents, licenses and trademarks from Trutona International Inc. (see note 10). Non cash consideration provided was
$750,000 in shares of the Company's common stock.

During the year, the Company sold a license to Consolidated EcoProgress
Technologies, Inc., and received consideration of $1,120,000 in shares of common stock in Consolidated EcoProgress (see note 10).

The Company issued equity for debt of $758,365 (see note 10). The total number of common shares allocated was 2,708,448.

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.


BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


1. BACKGROUND AND ORGANIZATION
------------------------------

History
-------

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

The Company changed its name to Famous Sam's Group Inc and briefly traded as a restaurateur under the name of Famous Sam's. The business subsequently ceased to trade and in 1997 the Company acquired its interest in BioProgress Technology Inc, as described in note 3.

Operations
----------

The Group's primary operations are in the United Kingdom. The principal activities of the Group are the development, manufacture, and sale of non-gelatin encapsulation materials for the dietary supplement, pharmaceutical and recreational industries, cosmetics and other related applications.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries: BioProgress Technology, Inc., BioProgress Technology Limited, and DHA Nutrition Limited. All significant intercompany transactions and balances have been eliminated.

The 1998 financial statements have been restated to reflect an adjustment to the purchase price as a result of the reverse acquisition and to reflect the appropriate number of shares outstanding and earnings per share.

Use of Estimates
----------------

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

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


Reclassifications
-----------------

Certain reclassifications have been made to the prior year's financial statements in order to ensure consistent presentation with the current year.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is provided for using the straight-line method over the estimated useful lives of the respective assets, ranging from 4 to 7 years. Amortization of leasehold improvements is provided for over the related lease term.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents represent all highly liquid investments with maturities of three months or less when purchased.

Revenue Recognition
-------------------

Revenue is recognized as products are shipped or services are performed. Cash received from the sale of licenses is recognized as deferred income and recognized over the term of the license agreement.

Marketable Securities
---------------------

Marketable securities represent the Company's investment in the common stock of Consolidated EcoProgress Technology Inc, as described in note 5. Management considers these securities as trading securities. The value of the investment is marked to market value at each period end with any unrealized gain or loss included in the statement of operations in the period to which it relates.

Intangibles
-----------

Licenses are included at cost and depreciated in equal annual installments over a period of 10 years which is their estimated useful economic life. Provisions are made for any known impairments.

Goodwill
--------

Goodwill is being amortized on a straight-line basis over a period of 10 years. The amortization charge for 1999 and 1998 was $678,174 and $0 respectively.

Long-Lived Assets
-----------------

The provisions of Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires, among other things, that an entity review its long lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Management does not believe that any such change in circumstances has occurred.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


Earnings Per Share
------------------

Effective for the year ended December 31, 1998 the Company adopted SFAS No. 128 "Earnings per share". The adoption of SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share. Basic and diluted loss per common share was calculated based upon the net loss available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period. There are 3,000,000 stock options outstanding at December 31, 1999 which are not included in the earnings per share calculation.

Foreign Currency Translation
----------------------------

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

Income Taxes
------------

The Company applies the deferred method of accounting for income taxes whereby deferred taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates to differences between financial statements carrying amounts and the tax bases of existing assets and liabilities.

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for derivative instruments and hedging activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement or other comprehensive income (depending on the type of hedge). To adopt hedge accounting a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 137 delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. A company may implement the statement as of the beginning of any fiscal quarter after issuance, however, SFAS No. 133 can not be applied retroactively. The Company has not yet determined the timing of the adoption of SFAS No. 133.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


3. ACQUISITIONS
---------------

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

In conjunction with the execution and delivery of the Reorganization Agreement, the Company entered into an agreement (the "BTL Option Agreement") with certain of the shareholders of BioProgress Technology Limited, an entity incorporated in the United Kingdom ("BTL"), which gave the Company the option of acquiring all or any part, on a pro-rata basis, of the issued and outstanding common shares of BTL on or before June 30, 1998. The Company was required under the BTL Option Agreement to issue 1 1/2 shares of Common Stock for each outstanding share of BTL, which then had 10,100,000 shares outstanding; thus, if the option had been exercised in full and in accordance with the original terms of this agreement, the Company would have issued 15,150,000 shares of Common Stock. BTL was required to have no more than 10,100,000 shares outstanding, and the Company was required to have no more than 5,000,000 shares of Common Stock issued and outstanding and to have completed or be in a position to complete the sale of such number of shares of Common Stock at a price of no less than $5.00 per share so as to generate no less than $4,000,000 net of all costs. The terms and conditions of the BTL Option Agreement were not met; however, the Company and original signatories elected to amend the agreement and go forward with the acquisition of BTL.

On June 30, 1998, the Company and BTL amended the BTL Option Agreement. First, the maximum number of shares BTL was allowed to have outstanding at the closing date was raised from 10,100,000 to 16,000,000. Second, the requirement that the Company have no more than 5,000,000 shares of Common Stock issued and outstanding and to have completed or be in a position to complete the sale of such number of shares of Common Stock at a price of no less than $5.00 per share so as to generate no less than $4,000,000 net of all costs was waived. Third, the Company undertook to assume debt up to a maximum of $1,000,000, satisfying such through the issuance of shares of Common Stock valued at the average market price on the closing date. The Company acquired approximately 62% of BTL on November 11, 1998, and acquired the remaining 38% of BTL on December 31, 1998, issuing a total of 23,093,936 shares of Common Stock as sole consideration for the acquisition.

The acquisition of BTL was treated as a reverse acquisition of the Company by BTL. The shareholders of BTL received approximately 81% of the post acquisition shares of the Company and therefore, BTL is the accounting acquirer. Common stock and additional paid-in capital were restated in 1997 such that the total dollar value of common stock and additional paid-in capital for 1997 was split to reflect the same ratio as the Company's common stock and additional paid-in capital at that time. The Company's financial results are included in the consolidated financial statements for a period of two weeks during 1998. Goodwill generated in the acquisition of $6,781,739 will be amortized on a straight-line basis over a period of 10 years.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


On July 31, 1998, the Company agreed to acquire DHA Nutrition Limited (UK), an entity organized in the United Kingdom ("DNL"), in exchange for consideration of 400,000 shares of Common Stock. These shares are restricted from sale, assignment or disposal for 18 months beginning July 31, 1998. The acquisition closed on August 12, 1998. The number of shares, which the Company issued in the acquisition of DNL, may be increased in the event that DNL's cumulative gross revenues in respect of its Feed Supply sales exceed $8,319,000 in the period from October 1, 1999 to September 30, 2000. In this event, the Company will issue to the former DNL shareholders an additional 400,000 shares of Common Stock. Further, and in addition to the foregoing shares, if DNL's cumulative gross revenues in respect of its Food Supply sales exceed $831,900 in the period October 1, 1999 to September 30, 2000, the Company will issue an additional 200,000 shares of Common Stock.

The acquisition of DNL was accounted for as a purchase. DNL's financial results of operations are included in the consolidated financial statements for a period of five months in 1998.

4. PROPERTY, PLANT AND EQUIPMENT
--------------------------------

Property, plant and equipment are stated at cost and consist of the following:

                                                                     Estimated
                                              1999         1998     Useful Lives
                                              ----         ----     ------------

        Leasehold improvements             $ 129,117    $    --        7 years
        Plant and machinery                  234,638      155,188         4
        Equipment under capital leases         4,021        4,021         4
        Office equipment                      36,807       18,189         4
        Laboratory equipment                  41,065       26,353         6
                                           ---------    ---------
                                             445,648      203,751
                                           ---------    ---------
        Less- Accumulated depreciation      (119,019)     (46,959)
                                           ---------    ---------
                  Total                    $ 326,629    $ 156,792
                                           =========    =========


The depreciation expense was $74,544 and $40,741 for 1999 and 1998 respectively.

5. MARKETABLE SECURITIES
------------------------

Marketable securities in the balance sheet represent shares in Consolidated EcoProgress Technologies Inc., which are classified as trading securities. The investment is marked to market value at each period end, and an unrealized loss of $752,694 has been reflected in the statement of operations during 1999.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


6. INTANGIBLE ASSETS
--------------------


                                               1999           1998
                                               ----           ----

           Trademarks, licenses, patents   $ 1,368,569    $    32,569
           Less accumulated amortization      (136,280)          --
                                           -----------    -----------
           Net intangible assets           $ 1,232,289    $    32,569
                                           ===========    ===========


The licenses were purchased from Trutona International, Inc., a related party as disclosed in note 10 and are being depreciated in equal annual installments over a period of 10 years which is their estimated useful economic life. The amortization expense for the year was $136,280 and $0 for 1999 and 1998, respectively.

7. OPERATING LEASE OBLIGATIONS
------------------------------

The Company leases its facilities under a non-cancelable operating lease that expires in 2014. Minimum future lease payments under non-cancelable operating leases as of December 31, 1999 are summarized as follows:


                                                   1999
                                                   ----

        2000                                     $ 67,200
        2001                                     $ 67,200
        2002                                     $ 67,200
        2003                                     $ 67,200
        2004                                     $ 67,200
                                                 --------
        Thereafter                               $616,000
                                                 --------
                                                 $952,000
                                                 ========


Rental expenses under operating leases totaled $56,000 and $0 for the years ended December 31, 1999 and 1998, respectively

8. LONG-TERM DEBT
-----------------

Long-term debt consists of capital lease obligations. The equipment lease obligations are payable in monthly installments of $210, through May 2000. The debt is collateralized by the related equipment. The Company's lease obligations are due as follows-

                                             1999        1998
                                             ----        ----

       1999                               $     --    $    2,520
       2000                                    1,050       1,914
                                           ----------  ----------

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


9. INCOME TAXES
---------------

The Company does not have any income taxes payable in 1999 or 1998. The Company has no net operating loss carry forwards available in the U.S. but has tax losses of approximately $1,862,000 and $1,335,000 for 1999 and 1998 respectively, available to carry forward against taxable profits in the U.K., subject to agreement with the U.K. tax authorities. The Company had deferred tax assets (DTA's) at December 31, 1999 and 1998 respectively, of approximately $559,000 and $400,000 representing the tax effect of the U.K. tax losses available to carry forward. Due to uncertainty regarding the ultimate amount of income tax benefits to be derived from the tax losses, the Company has recorded valuation allowances against the entire DTAs.

10. RELATED PARTIES
-------------------

The Jade Partnership International, Inc.
----------------------------------------

On April 1, 1998, the Company entered into a consulting and option agreement with The Jade Partnership International, Inc. ("Jade"), a Delaware Corporation.

Certain directors of the Company are controlling shareholders in Jade. The Company has a contract with Jade, under which Jade assists the Company in obtaining equity and debt financing, and provides general business management, administration services, international licensing and sales and marketing strategies. In the opinion of management, all transactions are at arms length. This agreement provides that the Company is to pay $50,000 per month as a fee to Jade which, at the option of Jade, is convertible into Common Stock of the Company at a price of $0.28 per share. On December 16, 1999, Jade elected to convert $356,595 of fees outstanding into 1,273,556 shares of the Common Stock of the Company. The Company incurred management charges of $600,000 during the year and paid $122,675 to Jade in respect of the balance outstanding; the balance due to Jade by the Group at December 31, 1999 was $780,850.

The executive offices of the Company located at 9055 Huntcliff Trace, Atlanta, Georgia are provided free by Jade on a month-to-month basis.

Ormiston-Gore Securities Limited
--------------------------------

Ormiston-Gore Securities Limited ("OGSL"), is a related party by virtue of its shareholding in the Company.

On April 1, 1998, the Company entered into a financial consulting agreement with OGSL, a Bahamian investment and financial services company.

OGSL, under this contract, provided services for BTL in obtaining equity and debt financing and also loaned $230,746 to the Company. All services had been rendered as of November 12, 1998. The Company agreed to pay OGSL a fee of $10,000 per month which, at the option of OGSL, was convertible into common stock of the Company at a price of $0.28 per share. The Company agreed to pay OGSL the sum of $171,023 for fees. OGSL elected to convert this amount into 610,798 shares of the Common Stock of the Company on December 16, 1999.

OGSL elected to convert the outstanding loan of $230,746 into shares of the Common Stock of the Company at a price of $0.28 per share, receiving 824,094 shares on December 16, 1999.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


In addition, OGSL has entered into a lease agreement dated March 1, 1999 with the Company for the rental of the premises in March, Cambridgeshire, U.K. The term of the lease is 15 years and the rental per month is $5,600 with a security deposit of $16,800. Details of the operating lease obligations are disclosed in note 7.

Trutona International, Inc.
---------------------------

Certain directors of the Company are also directors of Trutona International, Inc. ("Trutona"), a privately held Atlanta based corporation.

On February 15, 1999, the Company acquired from Trutona patents, licenses and trademarks relating to a broad range of products, including a range of flushable and biodegradable disposable products designed by Trutona. The consideration payable to Trutona by the Company was $1,500,000 in the acquisition, of which $750,000 was paid through the delivery of 1,875,000 shares of Common Stock at an agreed price of $0.40, with the remainder was paid in cash.

In connection with the acquisition of the above patents, licenses and trademarks, the Company has recognized license fee revenues of $88,862 in the year relating to a previous license agreement between Trutona and Consolidated EcoProgress Technology Inc. that has been assigned to the Company.


Consolidated EcoProgress Technologies, Inc
------------------------------------------

Consolidated EcoProgress Technologies, Inc, ("EcoProgress"), is a related party by virtue of its shareholding in the Company.

On April 5, 1999, the Company completed the sale of a license to EcoProgress, a Canadian company with securities traded on the Vancouver Stock Exchange. The license was sold for the sum of $1,500,000 and granted EcoProgress the exclusive right to manufacture, sell and distribute in the US a line of flushable and biodegradable disposable products utilizing the intellectual property that the Company recently acquired from Trutona International Inc (see note 10). EcoProgress paid $380,000 in cash and the remaining $1,120,000 was paid through the issuance of 1,066,666 shares of free trading common stock in EcoProgress at an agreed price of $1.05 per share.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


11. REDEEMABLE CONVERTIBLE PREFERRED STOCK
------------------------------------------

The Series A and B redeemable convertible preferred stock are recorded in the accompanying balance sheet outside the stockholders' equity section due to their mandatory redemption feature.


                                                           Series A                 Series B
                                                         redeemable               redeemable
                                                        convertible              convertible
                                                          preferred                preferred
                                                              stock                    stock
                                                        -----------              -----------
Number of shares authorized                               1,250,000                3,750,000

Number of shares issued                                   1,215,235                   24,000

Number of shares converted                                1,174,055                     --

Subscription price per share                             $     1.00               $     2.50

Value based on redemption rate at December 31, 1999      $   51,475               $   75,120

Proceeds from issuance                                   $1,215,235               $   60,000

Conversion date and rate to common shares
By December 31, 1999                                          1:2.5                    1:2.5
From January 1, 2000 on or before December 31, 2000           1:1.0                    1:2.5
From January 1, 2001 on or before December 31, 2001           1:0.5                    1:1.0
From January 1, 2002 on or before December 31, 2002            --                      1:0.5
Expiry of conversion rights                        After 12/31/2001         After 12/31/2002
Conversion at discretion of                                  Holder                   Holder

Redemption date and amount per share
On or before December 31, 1999                            $    1.25               $     3.13
From January 1, 2000 on or before December 31, 2000       $    1.56               $     3.13
From January 1, 2001 on or before December 31, 2001       $    1.95               $     3.91
From January 1, 2002 on or before December 31, 2002       $     --                $     4.88
Redemption at discretion of                                 Company                  Company

Mandatory redemption date                      After March 31, 2002     After March 31, 2003
Mandatory redemption price                                $    2.07               $     5.19

Dividend rate                                       4% per annum of          4% per annum of
                                                subscription amount      subscription amount
                                              computed quarterly in    computed quarterly in
                                               arrears March, June,     arrears March, June,
                                             September and December  September  and December

Voting rights                                                  None                     None

Preferential liquidation rights                                None                     None

A charge has been accreted to accumulated deficit to reflect the $0.25 premium on Series A redeemable convertible preferred shares and the $0.63 premium on Series B redeemable convertible preferred shares.


BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


At December 31, 1999 management had approved dividends of $34,000 on the Series A redeemable convertible preferred stock. The payment of the dividend is entirely at the discretion of management.

12. STOCK OPTION PLAN
---------------------

The Company granted 3,000,000 stock options to executives on January 25, 1999.

The following table summarizes information about stock options outstanding at December 31, 1999.

                                   Weighted                                         Weighted
                       Number       Average                           Number         Average
               Outstanding as     Remaining        Weighted   Exercisable as  Exercise Price
    Exercise  of December 31,   Contractual         Average  of December 31,  of Exercisable
     Price $             1999          Life  Exercise Price             1999         Options
    ----------------------------------------------------------------------------------------
        0.35          600,000        1 year           $0.35          600,000           $0.35

        0.75          600,000        1 year           $0.75          600,000           $0.75

        1.25          600,000        1 year           $1.25          600,000           $1.25

        1.75          600,000        1 year           $1.75          600,000           $1.75

        2.25          600,000        1 year           $2.25          600,000           $2.25
                    ---------     ---------                        ---------

                    3,000,000     5.0 years                        3,000,000
                    =========     ========                         =========


As permitted under SFAS No. 123 "Accounting for Stock Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") in accounting for share-based awards to employees, for options granted. There is no compensation charge arising as no stock options have been granted during the year at less than fair market value.

Pro-forma information regarding net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee share options and the options granted by shareholders under the fair value method consistent with the method prescribed by that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1999:

         - risk-free interest rate of 7%;
         - dividend yield of 0%;
         - volatility factor of 100%; and
         - an expected life of the option of three years.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


Had the Company's option plan and the options granted by shareholders been accounted for under SFAS No. 123, the Company's charge to income for 1999 would have been $561,244. Net loss and loss per share would have been increased to the following pro-forma amounts.

                                               Year ended December 31,
                                                        1999
                                               -----------------------

         Pro-forma net loss                        ($  3,638,188)
         Pro-forma net loss per share applicable
            to common stockholders - basic and
            diluted                                ($       0.12)
                                                   =============

13. SUBSEQUENT EVENTS
---------------------

In the first quarter of 2000, the Company has received subscriptions for 2,900,924 redeemable convertible preferred Series B stock, par value $2.50 and to date has received cash of $4,088,406.

On February 18, 2000, an agreement was signed with a Fortune 500 company in respect of a specific product application.

On March 7, 2000, the Company signed an agreement with JT USA LP and Dye Precision Inc to develop a commercially viable non-gelatin paintball for exclusive distribution by JT Racing.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure: On March 8, 1999, the Company informed Halliburton, Hunter & Associates that it would not retain them as the independent accountant to audit the financial statements of the Company as of and for the year ended December 31, 1998, because it had retained Arthur Andersen & Company. The Company had no disagreement with its former accountant on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused the accountant to make reference in its report upon the subject matter of the disagreement. Further, the former principal accountant's report on the financial statements did not contain an adverse opinion or a disclaimer of opinion or qualification as to audit scope or accounting principle. The decision to change accountants was approved by the full Board of Directors, which has no audit or similar committee.

                                    PART III

Item 9. Directors and Executive Officers of the Company: The following table sets forth all current directors, executive officers and significant employees of the Company, BioProgress Technology, BTL and/or DNL, as well as their ages:

      Name           Age      Position with Company
      ----           ---      ---------------------

Barry J. Muncaster    54      Chairman of the Board of Directors
                              and Chief Executive Officer of
                              the Company, BioProgress
                              Technology, Inc., BTL and DNL;

Malcolm D. Brown      41      Director and Chief technical Officer
of the Company,               BioProgress
                              Technology, Inc., BTL and DNL

James T.C. Longley    40      Director, Chief Financial and
                              Accounting Officer, and
                              Treasurer and Secretary of
                              the Company, BioProgress Technology,
                              Inc., BTL and DNL

Robert G.M. Hind      50      Director and Vice-President of Sales
                              and Marketing of the Company
                              BioProgress Technology, Inc.,
                              BTL and DNL

Edward Z. Nowak       46      Director of Research and Development
                              for BTL

Greg Bowers           48      Director of the Company and President
                              of Bioprogress Technology, Inc.

Larry Shattles        57      Director of the Company

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

Profiles of Directors and Executive Officers of the Company and BioProgress
Technology:

Profiles of Directors and Executive Officers of the Company and BioProgress Technology, Inc.:

Barry J. Muncaster: Chairman, Chief Executive Officer and President. Mr. Muncaster is Chairman of the Board of Directors and Chief Executive Officer of the Company, BioProgress Technology, Inc. and BTL, having served in these capacities since November 17, 1997, for the Company and inception for BioProgress Technology, Inc. and BTL. He has also served the Company and BTL as President since November 17, 1997, and inception, respectively. Mr. Muncaster also served BioProgress Technology as President from inception until the engagement of Mr. Bowers. He has served in similar positions with DNL since the acquisition of that entity as a wholly-owned subsidiary. Mr. Muncaster trained as a telecommunications engineer with British Telecom, and obtained a diploma in Telecommunications Engineering in 1970 from the Cambridge College of Arts and Technology. Since 1970 Mr. Muncaster has been involved at the executive and senior executive level with companies engaged in the development and commercialization of high technology products, which include: laser-based systems employed in high energy physics experiments, electronic taxi meters, personal computer systems and home banking systems. He was a co-founder, and served as Chief Executive Officer, of Oric Products International, Limited which, within three years of start-up, manufactured and sold in excess of 300,000 personal computers, achieving annual sales revenues in excess of $45,000,000 prior to its sale in 1983 to an investment company quoted on the London Stock Exchange. Since 1987 Mr. Muncaster has been a partner in the Jade Partnership, a firm of management consultants which specializes in assisting developmental companies engaged in high technology activities. The Jade Partnership was the sole shareholder of BioProgress Technology and now owns a substantial portion of the outstanding shares of Common Stock. Mr. Muncaster entered into an employment agreement with the Company on January 25, 1999, as discussed further below.

Malcolm D. Brown: Director and Chief Technical Officer. Mr. Brown has served the Company as a director and as the Executive Vice- President of Research and Development since November 17, 1997, and for BioProgress Technology, Inc. and BTL from inception. He has served in similar positions with DNL since the acquisition of that entity as a wholly-owned subsidiary. He is responsible for the direction and implementation of the research and development program of BioProgress Technology Limited, the production engineering of its products, and for the environmental, safety and performance compliance of all raw materials used. Mr. Brown received a Bachelor of Science Degree (Honors) in Applied Biology from Northeast London University in 1984 and a Masters of Science Degree in Microbiology from London University in 1986. Prior to his affiliation with BioProgress Technology, Inc. and BTL, Mr. Brown held senior research positions with Gestetner Corporation and with Ferrisgate Limited, where he worked on the formulation of specialist inks and coatings used in industrial processes. Mr. Brown entered into an employment agreement with the Company on January 25, 1999, as discussed further below. Mr. Brown is also a director, officer and shareholder of The Jade Partnership.

James T.C. Longley: Director and Chief Financial and Accounting Officer and Treasurer. Mr. Longley has been a director and the Chief Financial and Accounting Officer, Treasurer and Secretary the Company since November 17, 1997, and of BioProgress Technology, Inc. and BTL since inception. He has served in similar positions with DNL since the acquisition of that entity as a wholly-owned subsidiary. He received a Bachelor of Arts degree in accounting with honors from Leeds University in 1980, and was admitted to the Institute of Chartered Accountants in England in July, 1983, and was admitted as a fellow to the Institute of Chartered Accountants in England and Wales in 1993. Mr. Longley in 1983 joined Arthur Andersen, where he worked for two years, attaining the position of Senior Accountant, Auditing Division. He then served for three years as a manager in the Merchant Banking Division of Creditanstalt-Bankverein before leaving to join Touche Ross and Co., another accounting firm, as a senior manager in its corporate finance division. In 1991, Mr. Longley founded Chapman Longley Chartered Accountants and Registered Auditors in the United Kingdom where, in addition to providing services to a range of clients, he participated as part of a management team which successfully completed a (pound)10.5 million (Sterling) management buy-in within the manufacturing industry, and served as the finance director of The Fleet Management Group Limited which had annual revenues of (pound)18 million (Sterling) during this time. Mr. Longley entered into an employment agreement with the Company on January 25, 1999, as discussed further below. Mr. Longley is also a director and officer of The Jade Partnership.

Robert Graham Mason Hind: Director and Vice-President of Sales and Marketing. Mr. Hind has been an executive officer and director of the Company and BTL since the acquisition by the Company of DNL, prior to which he served as a consultant to BioProgress Technology, Inc. and BTL from June 30, 1998. Mr. Hind has served DNL as a director and executive officer since inception. Mr. Hind entered into an employment agreement with the Company after its acquisition of DNL, as discussed further below.

Edward Z. Nowak: Vice-President of Research. Mr. Nowak has been with BTL since March, 1997. He received a Bachelor of Science Degree in Applied Chemistry from Stockport University in the United Kingdom in 1978. Mr. Nowak then joined Ciba Geigy agrochemical and industrial chemical divisions, where he worked for 12 years. He headed up formulations groups and pioneered technology in micro-emulsions, granulation and polymer seed coatings. In 1989 Mr Nowak joined Jeyes Group, where he was research and development manager. In 1992 Mr. Nowak joined Bush Boake Allen's fragrance division as European technical manager. He developed a number of new products for launch within the personal care and household sectors for both Jeyes and Bush Boake Allen. Mr. Nowak has been responsible for much of the product and process development of encapsulation technology at BTL. Mr. Nowak entered into an employment agreement with the Company on January 25, 1999, as discussed further below.

Gregory L. Bowers: Mr. Bowers was engaged as a director of the Company and as President of BioProgress Technology, Inc. earlier this year. Prior to the Company, he was employed as the Senior Vice-President of Sales and Marketing in Health and Nutrition with the Banner Pharmacap Division of Sobel International from April, 1996. In this capacity, Mr. Bowers was responsible for all sales and marketing activities of a $120 million domestic and international nutrition and generic drug business. From April, 1994, until April, 1996, Mr. Bowers was employed by Chase Pharmaceutical as Executive Vice President and General Manager. (Chase Pharmaceutical was purchased by Sobel International in March 1994.) In this capacity, he was responsible for all business operations of a $55 million, 350 employee pharmaceutical and nutritional products manufacturer. Mr. Bowers reported directly to the CEO of the parent company and directing the Senior VP Technical Affairs, VP Finance, VP Operations and VP Sales and Marketing. From April, 1990, to April, 1994, Mr. Bowers served as Executive Vice President of Sales and Marketing for Chase Pharmaceutical. In this capacity, he reported directly to the CEO and was responsible for sales and marketing for Chase Laboratories (generic drug division), Chase Pharmaceuticals (prescription and OTC contract manufacturing) and Encapsulations, Inc. (nutritional products). Mr. Bowers developed and directed long and short-term sales and marketing strategies, including establishing operating budgets, negotiating licenses and royalty agreements domestically and internationally. Prior to Chase Pharamaceutical, Mr. Bowers worked in various sales and marketing positions in the pharmaceutical and other industries. Mr. Bowers is a member of the (1) American Association of Pharmaceutical Scientists, (2) National Association of Chain Drugstores, (3) National Wholesale Drug Association, (4) National Association of Pharmaceutical Manufacturers, and (4) Council for Responsible Nutrition. He attended the University of Texas in Austin, Texas, receiving a Bachelors of Arts in Biology and also attended Columbia University, participating in their executive marketing program.

Larry C. Shattles was appointed a Director of the Company and Executive Vice President of BioProgress Technology, Inc in July this year. Prior to that date he was President of Trutona International, Inc, which sold its "Trutona" assets to the company during this period for $1,500,000. Previously, he was President of Shattles and Associates, a publisher's representative firm contracting with leading publishers such as Time, Inc., American Express, Meredith, and Hearst. He was also employed for 12 years with Time, Inc. (now AOL/Time Warner). He also has a Bachelor of Arts Degree from Oglethorpe University. . Consultants to BioProgress Technology: Dawn M. Franklin. Ms. Franklin served for 21 years as Marketing Property Manager for Mars, Inc., where she was responsible for the management, registration and prosecution of intellectual property and trademarks. She has a very high standing in the international trademark community and holds the following positions: (i) Member of Board of Directors of International Trademark Association; (ii) Chairman of Membership Committee of International Trademark Association; (iii) Vice-Chairman of Public Relations Committee of International Trademark Association; (iv) Vice-Chairman of British Brands Group; (v) Member of Trademark Committee of AIM (European Association of Branded Goods Manufacturers); (vi) Delegate representing AIM at World Intellectual Property Organization ("WIPO"); (vii) Member of Committee of Experts on Subject of Famous Marks at WIPO; (viii) Consultant to WIPO and Member of Committee of Experts at WIPO on Subject of International Trademark Licensing; and (ix) Member of MARQUES (Association of European Trademark Proprietors).

Item 10. Executive Compensation: No compensation was paid during 1999 directly to the Board of Directors or executive officers of the Company in their capacities as such.

Employment Agreements:

Barry J. Muncaster. On January 25, 1999, Mr. Muncaster and the Company entered into an agreement for a term of five years pursuant to which Mr. Muncaster is to serve the Company as a Director and Chief Executive Officer. He serves in a similar capacity with BioProgress Technology, Inc., BTL and DNL. Mr. Muncaster is entitled to receive cash compensation of $2,000 per month from the Company, subject to upward revision per board review every six months. Mr. Muncaster also received an option from the Company under this agreement which is exercisable on or before December 31, 2003. This option grants Mr. Muncaster the right to purchase up to 500,000 shares Common Stock in 100,000 share increments at prices per share of $.35, $.75, $1.25, $1.75 and $2.25 per share. These shares are to be registered under applicable securities laws before issuance.

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

Graham R M Hind. On January 25, 1999, Mr. Hind and the Company entered into an agreement for a term of five years pursuant to which Mr. Hind is to serve the Company as a director. He is entitled to receive cash compensation of $2,000 per month from the Company, subject to upward revision per board review every six months. Mr. Hind has received from the Company an option under this agreement which is exercisable on or before December 31, 2003. This option grants Mr. Hind the right to purchase up to 500,000 shares of Common Stock in 100,000 share increments at prices per share of $0.35,$0.75,$1.25, $1.75 and $2.25. These shares are to be registered under applicable securities laws before issuance.

Greg Bowers. On January 25, 1999, Mr. Bowers and the Company entered into an agreement for a term of five years pursuant to which Mr. Bowers is to serve the Company as a director. Mr Bowers serves BioProgress Technology, Inc. as a director and President for which he is entitled to receive cash compensation of $125,000 per annum from the Company, subject to upward revision per board review annually. Mr. Bowers has received from the Company an option under this agreement which is exercisable on or before December 31, 2003. This option grants Mr. Bowers the right to purchase up to 500,000 shares of Common Stock in 100,000 share increments at prices per share of $0.35, $0.75, $1.25, $1.75 and $2.25. These shares are to be registered under applicable securities laws before issuance.

Item 11. Security Ownership of Management and Certain Others:

Based on information which has been made available to the Company by its stock transfer agent and the individual officers and directors of the Company, the following table sets forth, as of March 22, 2000, the shares of Common Stock and options owned by each current director, by directors and executive officers as a group and by each person known by the Company to own more than 5% of the outstanding Common Stock:

Title of Class  Name of Beneficial Owner  Number of Shares  Percent of Class (1)
--------------  ------------------------  ----------------  --------------------

Common Stock    The Jade Partnership (2)      3,125,000             8.68%

Common Stock    Barry J. Muncaster (2,3,4)    8,298,109            12.96%

Common Stock    Malcolm D. Brown (4)          4,464,277            11   %

Common Stock    James T.C. Longley (4)          500,000                0%

Common Stock    Robert G. M. Hind (4)           837,773              .94%

Common Stock    Edward Nowak(4)                 847,773              .97%

Common Stock    Greg Bowers (4)                 520,000              .06%

Common Stock    Larry C Shattles                554,493             1.54%

Directors and Executive
      Officers as a Group:                   13,022,045            36.17%

------------

(1) Based on approximately 36,002,800 shares of common stock issued and outstanding on March 22, 2000. The share figures include all of the 3,000,000 shares under those options described in footnote five below, an aggregate of 39,002,800 shares. The percentage figures do not include these options, nor does the total figure. Mr. Muncaster's figure includes the Jade shares, but his percentage figure does not.

(2) The Jade Partnership is a Delaware corporation, the equity ownership of which is as follows: (i) 42.49% - Barry J. Muncaster; (ii) 21.22% - Joe Muncaster, the son of Barry J. Muncaster; (iii) 7.067% - Linda Zangus, the wife of Barry J. Muncaster; and (iv) 29.23% - Malcolm D. Brown. All 4,000,000 shares of Common Stock owned by Jade are attributed to Mr. Muncaster for purposes of this table.

(3). (4) These shares include 3,808,634 shares owned directly by Mr. Muncaster and 864,475 shares held by his wife, as well as the 3,498,123 shares held by The Jade Partnership since Mr. Muncaster controls these entities.

(4) These shares include an option to acquire up to 500,000 shares of Common Stock. This option is currently exercisable in whole or in part at any time and from time to time. The option was granted on January 25, 1999, and allows the holder to purchase 500,000 shares Common Stock on or before December 31, 2003. The option is exercisable in 100,000 share increments at prices per share of $.35, $.75, $1.25, $1.75 and $2.25 per share. The number of shares included in this figure is 500,000 since the market price for the Common Stock exceeded the option price for the all shares acquirable under these options.

Messrs. Muncaster, Brown, Longley, Nowak, Hind and Bowers each had an option to acquire 500,000 shares at the date of this report under similar terms and conditions, for an aggregate of 3,000,000 shares; thus, shares aggregating 3,000,000 in number under these options were included in the outstanding figure since the strike price for these shares was more than the market price at March 22, 2000.

Item 12. Certain Transactions:

     Product Acquisition from Trutona International:

Jade:

On April 1, 1998, the Company entered into a consulting and option agreement with The Jade Partnership International, Inc. (Jade), a Delaware Corporation. Certain directors of the Company are controlling shareholders in Jade. The Company has a contract with Jade, under which Jade assists the Company in obtaining equity and debt financing, and provides general business management, administration services, international licensing and sales and marketing strategies. In the opinion of management, all transactions are at arms length. This agreement provides that the Company is to pay $50,000 per month as a fee to Jade which, at the option of Jade, is convertible into Common Stock of the Company at a price of $0.28 per share. During 1999, Jade elected to convert $356,595 of fees outstanding into 1,273,556 shares of the Common Stock of the Company. The Company incurred management charges of $600,000 during the year and paid $122,675 to Jade in respect of the balance outstanding; the balance due to Jade by the Company at December 31, 1999 was $780,850.

Ormiston-Gore Securities Limited:

Ormiston-Gore Securities Limited (OGSL) is a related party by virtue of its shareholding in the Company. On April 1, 1998, the Company entered into a financial consulting agreement with OGSL, a Bahamian investment and financial services company.

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

OGSL elected to convert the outstanding loan of $230,746 into shares of the Common Stock of the Company at a price of $0.28 per share, receiving 824,094 shares. Both equity for debt transactions were completed during 1999.

In addition, OGSL has entered into a lease agreement dated March 1, 1999 with the Company for the rental of the premises in March, Cambridgeshire, U.K. The term of the lease is 15 years and the rental per month is $5,600 with a security deposit of $16,800. Details of the operating lease commitment are disclosed in note 7.

Trutona International, Inc.:

Certain directors of the Company are also directors of Trutona. On February 15, 1999, the Company acquired from Trutona patents, licenses and trademarks relating to a broad range of products, including a range of flushable and biodegradable disposable products designed by Trutona. The consideration payable to Trutona by the Company was $1,500,000 in the acquisition, of which $750,000 was paid through the delivery of 1,875,000 shares of Common Stock at an agreed price of $0.40, with the remainder was paid in cash.

In connection with the acquisition of the above patents, licenses and trademarks, the Company has recognized license fee revenues of $88,862 in the year relating to a previous license agreement between Trutona and EcoProgress that has been assigned to the Company.

Consolidated EcoProgress Technologies, Inc

EcoProgress is a related party by virtue of its shareholding in the Company. On April 5, 1999, the Company completed the sale of a license to EcoProgress, a Canadian company with securities traded on the Vancouver Stock Exchange. The license was sold for the sum of $1,500,000 and gives EcoProgress the exclusive right to manufacture, sell and distribute in the US a line of flushable and biodegradable disposable products utilizing the intellectual property that the Company recently acquired from Trutona International Inc (see note 10). EcoProgress paid $380,000 in cash and the remaining $1,120,000 was paid through the issuance of 1,066,666 shares of free trading common stock in EcoProgress at an agreed price of $1.05 per share.

Item 13. Exhibits and Reports on Form 8-K:

(a) Exhibits:

3.1 (a)        Articles of Incorporation and Amendments (California). (1)
3.1 (b)        Articles of Incorporation and Amendments (Nevada). (2)
3.1 (c)        Articles of Incorporation and Amendments (Nevada). (4)
3.1 (d)        Articles of Incorporation and Amendments (Nevada). (5)
3.1 (e)        Series A Preferred Stock Resolutions. (6)
3.1 (f)        Series B Preferred Stock Resolutions. (6)
3.2 (a)        Bylaws (California). (1)
3.2 (b)        Bylaws (Nevada). (2)
4.1            Specimen stock certificate. (1)
10.1           Partnership Agreement dated October 20, 1993, among the Company,
               Costner Industries, Inc., a California corporation, Jack Bitterly and Steve Bitterly. (1)
10.2           Asset Purchase Agreement dated October 20, 1993, among the
               Company, the Partnership, Jack Bitterly, Steve Bitterly, Bruce
               Swartout, U.S. Flywheel, Inc., a California corporation and
               Sunbird Technologies, Inc. (1)
10.3           U.S. Flywheel Systems Unit Purchase Agreement dated July 16,
               1994, between the Company and Costner Industries, Inc. (1)
10.4           Straight Note dated October 21, 1993, between the Company and
               Sunbird. (1)
10.5           Consulting Agreement dated October 20, 1993, between the
               Partnership and Bruce Swartout. (1)
10.6           Asset Purchase Agreement dated May 31, 1996, changing name and domicile to Nevada and reverse splitting outstanding
               capitalization and increasing authorized capital. (2)
10.7           Reorganization Agreement between the Company and Famous Sam's.
               (2)
10.8           Liquidating Trust. (2)
10.9           Recision Agreement. (4)
10.10          Reorganization Agreement between the Company and BioProgress
               Technology. (4)

10.11          Acquisition Agreement - DHA Nutrition (5)
10.12(a)       Acquisition Agreement - BioProgress Limited (UK) (5)
10.12(b)       Amendment to Acquisition Agreement - BioProgess Limited (UK) (5)
10.13          Employment Agreement - Barry J. Muncaster (5)
10.14          Employment Agreement - James T. C. Longley (5)
10.15          Employment Agreement - Malcolm D. Brown (5)
10.16          Employment Agreement - Edward I. Nowak (5)
10.17          Employment Agreement - Graham Hind (5)
10.18          Professional Services Agreement - The Jade Partnership
               International, Inc. (5)
10.19          Professional Services Agreement - Company and Ormiston-Gore
               Securities Limited (5)
10.20          Professional Services Agreement - BTL and Ormiston-Gore
               Securities Limited (5)
10.21          Trutona Purchase Agreement (5)
10.22          EcoProgress License (5)
10.23          Employment Agreement - Gregory L. Bowers (6)
10.24          Confidential Contract (6)
10.25          JT Racing Contract (6)

-----------------

(1) Filed as an exhibit to the Company's Registration Statement on Form 10-SB dated August 23,1994, or October 21, 1994 (Registration No. 0-24736).
(2) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1995.
(3) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1996.
(4) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1997.
(5) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1998.
(6)  Filed herewith.

-----------------

(b) Forms 8-KSB: None.

                                   SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, United Kingdom on the 29th day of March , 2000.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
(Registrant)

/s/ Barry J. Muncaster
----------------------
Barry J. Muncaster, Chief Executive Officer
and President

/s/ James T.C. Longley
----------------------
James T.C. Longley, Chief Financial
and Accounting Officer, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacity on this 29th day of March, 2000.

/s/ Barry J. Muncaster
----------------------
Barry J. Muncaster, Director

/s/ James T.C. Longley
---------------------
James T.C. Longley, Director

/s/ Malcolm Brown
----------------
Malcolm Brown, Director

/s/ Robert GM Hind
------------------
Robert G.M. Hind, Director

/s/ Gregory L. Bowers
---------------------
Gregory L. Bowers, Director

                                    EXHIBITS

                                TABLE OF CONTENTS

3.1 (e)    Series A Preferred Stock Resolutions

3.1 (f)    Series B Preferred Stock Resolutions

10.23      Employment Agreement - Gregory Bowers

10.24      Confidentiality Contract

10.25      JT Racing Agreement