Form 10QSB
period 2000-03-31
BIOPROGRESS TECHNOLOGY INTERNATIONAL INC
filed 2000-05-25
CIK 928958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from __________ to ___________

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No ___
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 2000, there were approximately 36,106,304 shares outstanding.


I. PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                     (Unaudited) March 31, 2000

                                                                      31 March 2000   31 December 1999
                                                                      -------------   ----------------

CURRENT ASSETS                                                          $              $
Cash and cash equivalents                                                 3,876,387          5,818
Marketable securities                                                       697,245        367,306
Accounts receivable                                                         145,815        201,803
Prepaid expenses and other current assets                                   137,260         61,174
                                                                        -----------    -----------

Total current assets                                                      4,856,707        636,101

FIXED ASSETS
Property, plant and equipment, net                                          347,180        326,629

INTANGIBLE ASSETS
Trademarks, licenses, patents, net                                        1,198,173      1,232,289
Goodwill, net                                                             5,934,021      6,103,565
                                                                        -----------    -----------
TOTAL ASSETS                                                             12,336,081      8,298,584
                                                                        ===========    ===========
CURRENT LIABILITIES
Accounts payable                                                            146,434        387,912
Amounts owed to related parties                                             155,604        780,850
Accrued expenses and other current liabilities                              167,370        362,855
Deferred revenue                                                          1,279,478      1,221,954
                                                                        -----------    -----------
Total current liabilities                                                 1,748,886      2,753,571
                                                                        -----------    -----------
Redeemable convertible preferred stock, Series A, par value $1.00            56,285         51,475
Redeemable convertible preferred stock, Series B, par value $2.50         6,507,201         75,120
                                                                        -----------    -----------
                                                                          6,563,486        126,595
                                                                        -----------    -----------

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value:
50,000,000 shares authorized (1999: 50,000,000)
36,106,304 shares issued and outstanding (1999: 36,002,800)                  36,106         36,002

Additional paid-in capital                                                9,913,837      9,861,562
Accumulated deficit                                                      (5,958,768)    (4,481,241)
Accumulated other comprehensive gain                                         32,534          2,095
                                                                        -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                                4,023,709      5,418,418
                                                                        -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               12,336,081      8,298,584
                                                                        ===========    ===========


The accompanying notes form an integral part of these statements.

                                                 -2-

                BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                                                Three Months Ended March, 31
                                                                      2000          1999
                                                                      ----          ----
                                                                                  (restated)
                                                                 $              $

Net revenues                                                         179,228         26,275

Costs and expenses

Costs of revenues                                                      6,004          6,537

Professional fees                                                    251,477         54,327

Realized and unrealized (profit) loss on marketable securities      (493,752)             0

Management fee                                                       150,000        120,000

General and administrative expenses                                  453,321        232,933
                                                                 -----------    -----------

Total cost and expenses                                              367,050        413,797
                                                                 -----------    -----------

Loss from operations                                                (187,822)      (387,522)

Dividend payable and accretion of preferred stock                 (1,289,705)             0
                                                                 -----------    -----------
Net loss applicable to common stockholders                        (1,477,527)      (387,522)
                                                                 ===========    ===========

Net loss  per common share                                             (0.04)        (0.013)
                                                                 ===========    ===========
Weighted average number of common shares                          36,101,540     28,796,714
                                                                 ===========    ===========


The accompanying notes form an integral part of these statements.

                                            -3-


                     BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOW
                                            (Unaudited)

                                                                           Three months   Twelve months
                                                                          ended 31 March      31 Dec
                                                                               2000            1999
                                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                                   (187,822)     (3,017,529)

Adjustments to reconcile net profit (loss) to net cash
Used in operating activities
Depreciation and amortization                                                 234,077         888,998
Unrealized loss on marketable securities                                     (329,939)        752,694

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable                                     55,988        (189,128)
Increase in prepaid expenses and other current assets                         (76,084)         (8,816)
Increase (decrease) in deferred revenue                                        57,524         (12,502)
(Decrease) increase in accounts payable                                      (194,200)          1,476
Increase in accrued expenses and other current liabilities                   (820,731)      1,054,075
                                                                           ----------      ----------

Net cash used in operating activities                                      (1,261,187)       (530,732)
                                                                           ==========      ==========

Cash flows from investing activities:
Purchases of property and equipment                                           (50,969)       (244,381)

Purchase of intangibles                                                             0        (650,880)
                                                                           ----------      ----------

Net cash used in investing activities                                         (50,969)       (895,261)
                                                                           ==========      ==========

Cash flows from financing activities:
Proceeds from sale of intangibles                                                   0         164,000
Proceeds from sale of preferred stock                                       5,152,286       1,175,235
                                                                           ----------      ----------
Net cash provided by financing activities                                   5,152,286       1,339,235
                                                                           ----------      ----------
Effects of exchange rate changes on cash and cash equivalents                  30,439          10,457
                                                                           ----------      ----------
Net increase (decrease) in cash and cash equivalents                        3,870,569         (76,301)

Cash and cash equivalents, at beginning of year                                 5,818          82,119
                                                                           ----------      ----------
Cash and cash equivalents, at end of year                                   3,876,387           5,818
                                                                           ==========      ==========
Supplemental disclosure of cash flow information
Cash paid for interest                                                              0               0
                                                                           ==========      ==========


The accompanying notes form an integral part of these statements.

                                                -4-

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

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

Note 3. Restatement of March 1999. The comparatives for the Quarter ended 31 March 1999 has been adjusted to reflect increased goodwill amortization from the purchase of BioProgress Technology Limited by BioProgress Technology International, Inc. The goodwill arising on the acquisition has been restated at cost as $6,781,739. This amount is to be amortized over a ten year period at the rate of $169,543 per quarter. The quarter ended 31 March 1999 has also been restated to reflect the accounting policies adopted for the purchase of the Trutona license from Trutona International, Inc. and the sale of the license to Consolidated EcoProgress Technologies, Inc. ("CES") of Canada. The consideration paid of $1.5 million is being amortized over 10 years and the license income receivable of $1.336 million from CES is being amortized over a matching period.

Note 4. A charge of $1,289,705 has been accreted to accumulated deficit to reflect the $0.56 premium on the Series B Redeemable Convertible Preferred Stock and the $0.63 premium on the Series B Redeemable Preferred Stock.

Note 5. In April 2000, the company acquired for an undisclosed sum a 29.9% interest in the equity of The-Healthy-Store.com, a development stage e-commerce company based in Cambridge, UK.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

The results during the period of the Registrant, BioProgress Technology International, Inc., a Nevada corporation (together with its wholly owned subsidiaries, BioProgress Technology, Inc., BioProgress Technology Limited, and DHA Nutrition Limited, the "Company"), show that the Company received its first income derived from agreements signed in respect of its XGel(TM) Film System. Other sources of income were fees for research and development work, accrued royalties in respect of the license sold to Consolidated EcoProgress Technologies, Inc., ("CES") (VSE:CES). In addition the company recorded a substantial gain in the value of the Company's investment in CES. The cash burn incurred by the Company in the implementation of its research and development program has been mitigated by the increased income referred to earlier. Furthermore, the Company received net proceeds of $5.152 million from a private placement of its Series B Preferred Shares. In addition a further circa $2.1 million has been raised in the second quarter. The Company's strong cash position ensures that its programme to commercialize the XGel(TM) Film System is fully underwritten.

The results reflect the Company's continuing efforts to commercialize its XGel(TM) Film System, both in North America and Europe. The Company is primarily engaged in the development, manufacture, sale and distribution of materials and processes used to replace gelatin in the manufacture of soft capsules for both ingestible applications, such as vitamin and herbal supplements, and pharmaceutical delivery systems, and for non-ingestible applications, such as the delivery of chemicals and manufacture of paintballs. The overheads reflect the considerable advancements that have been achieved in the development of the Company's ingestible range of products. This development program continues to be ahead of schedule and the Company's first ingestible capsule machine, received during November 1999, is functioning as anticipated and is providing samples for prospective customers.

Revenues generated during the period from the Research & Development Agreement the Company has with CES were in line with expectations. The Research & Development Agreement with CES was executed contemporaneously with an agreement to sell an exclusive worldwide license to CES to manufacture, sell and distribute the Trutona(TM) line of flushable and biodegradable products. During fourth quarter of 1999, the Company delivered to CES samples of new and improved versions of the Trutona flushable and biodegradable ultra thin sanitary napkin. The new versions of the sanitary napkin include a product with wings. Each of the new versions uses a new absorbent core, which greatly improves the general level of absorbency and facilitates a more even dispersal of fluids.

The new products have a natural pink backing sheet and may be individually wrapped in water soluble and biodegradable film. Samples of the new sanitary napkin have been well received by prospective customers and the Company expects the royalties due from CES to increase significantly as these products are rolled out.

In September 1999, construction work commenced on a 3,000 square feet extension to the Company's facility in March, Cambridgeshire. This work was completed during May 2000. The additional space created is being used to house administrative, accounting and sales and marketing personnel and facilities.

In February 2000, the Company executed an Exclusive Evaluation Agreement in respect of its XGel(TM) Film System with a Fortune 500 Company for a six month period. At the time of this report the evaluation program is proceeding as anticipated. Terms of the agreement are to remain strictly confidential.

In February 2000, the Company entered into a development agreement with J T Racing LLP, of San Diego, whereby the Company and J T Racing will jointly develop a new type of paintball using the Company's XGel(TM) Film technology. Subsequently, Brass Eagle, Inc., one of the world's leading producers of traditional paintballs, acquired J T Racing.

In April 2000, the Company acquired, for an undisclosed sum, a 29.9% interest in the equity of The-Healthy-Store.com, ("THS") a development stage e-commerce company based in Cambridge, England. THS aims to be a leading portal for world-friendly products, including dietary supplements and disposable consumer goods. The Company has agreed to develop a unique line of gelatin-free ingestible products for resale through THS and it is envisioned that sole distribution of such unique products will lead vegetarians and certain ethic and religious groups to visit THS in large numbers. Launch of the THS business is anticipated during the fourth quarter of the current year.

The Company is engaged in contract negotiations with several major corporations who have received samples of soft capsules produced using the XGel(TM) Film System.

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

Liquidity and capital resources

During the quarter the Company has successfully raised $5,152m by the issuance of $2.50 Series "B" Preference Shares. Following the quarter end further subscriptions for "B" Preference Shares have been received and the offer has now been closed. In the region of $7.25 million has been raised in total. As a result of this fund raising exercise, the company has substantially reduced the amount of external trade and other creditors of all types. External net debt of the group, excluding preference shareholders, subsequent to the quarter end, is now insignificant in the context of the overall assets of the company. Upon conversion of the Preference Shares to Common Stock the Preference Shares will no longer be classified as redeemable convertible preferred stock and will enhance the net asset position of the group considerably. This would benefit the company as it creates a stronger balance sheet and enable the company to pursue capital raising options which might not otherwise be available to it. Whilst the issue of the "B" Preference Shares enables the company to achieve its current plans, other and further fund raising options for the future are under consideration Therefore, the Company continues to investigate a number of other long-term funding scenarios and opportunities.

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

Item 3.  Defaults Upon Senior Securities
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5.  Other Information
Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 22nd day of May, 2000.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
(Registrant)

By:
         /s/ Barry J. Muncaster
         -----------------------
         Barry J. Muncaster, President
         and Chief Executive Officer

         /s/James T.C. Longley
         ----------------------
         James T. C. Longley, Chief Financial Officer