Form 10QSB
period 2000-06-30
BIOPROGRESS TECHNOLOGY INTERNATIONAL INC
filed 2000-08-14
CIK 928958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from _______________ to _________________

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 2000, there were approximately 40,956,942 shares outstanding.


I. PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
                  -----------------------------------------------------------

                                  CONSOLIDATED BALANCE SHEETS
                                   (Unaudited) June 30, 2000
                                                                   30 June 2000  31 December 1999
                                                                   ------------  ----------------
                                                                         $              $
CURRENT ASSETS
Cash and cash equivalents                                             4,620,437          5,818
Marketable securities                                                   464,101        367,306
Accounts receivable                                                     164,289        201,803
Prepaid expenses and other current assets                               175,853         61,174
                                                                    -----------    -----------

Total current assets                                                  5,424,680        636,101

FIXED ASSETS
Property, plant and equipment, net                                      852,749        326,629

EQUITY INVESTMENTS, net                                                  26,405              0

INTANGIBLE ASSETS
Trademarks, licenses, patents, net                                    1,162,973      1,232,289
Goodwill, net                                                         5,764,477      6,103,565
                                                                    -----------    -----------
TOTAL ASSETS                                                         13,231,284      8,298,584
                                                                    ===========    ===========
CURRENT LIABILITIES
Accounts payable                                                        162,566        387,912
Amounts owed to related parties                                          13,530        780,850
Accrued expenses and other current liabilities                          286,117        362,855
Deferred revenue                                                      1,152,300      1,221,954
                                                                    -----------    -----------
Total current liabilities                                             1,614,513      2,753,571
                                                                    -----------    -----------
Redeemable convertible preferred stock, Series A, par value $1.00        48,485         51,475
Redeemable convertible preferred stock, Series B, par value $2.50     3,900,722         75,120
                                                                    -----------    -----------
                                                                      3,949,207        126,595
                                                                    -----------    -----------

STOCKHOLDERS' EQUITY Common stock, $0.001 par value:
50,000,000 shares authorized (1999: 50,000,000)
40,956,942 shares issued and outstanding (1999: 36,002,800)              40,957         36,002

Additional paid-in capital                                           15,961,361      9,861,562
Accumulated deficit                                                  (8,424,139)    (4,481,241)
Accumulated other comprehensive gain                                     89,385          2,095
                                                                    -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                            7,667,564      5,418,418
                                                                    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           13,231,284      8,298,584
                                                                    ===========    ===========

The accompanying notes form an integral part of these statements.

                                            -2-


           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
           -----------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended June, 30
                                                           2000      1999 (restated)
                                                        -----------  ---------------
                                                             $              $

Net revenues                                                 56,786         85,468


Costs and expenses


Costs of revenues                                             6,782          6,716

Professional fees                                           229,466        191,331

Realized and unrealized loss on marketable securities       165,722              0

Management fee                                                    0        120,000

General and administrative expenses                       1,308,967        364,812
                                                        -----------    -----------

Total cost and expenses                                   1,710,933        682,859


Share of loss of associated company                          20,470              0
                                                        -----------    -----------

Loss from operations                                     (1,674,617)      (597,391)

Dividend payable and accretion of preferred stock          (790,753)             0
                                                        -----------    -----------
Net loss applicable to common stockholders               (2,465,370)      (597,391)
                                                        ===========    ===========

Net loss  per common share                                    (0.07)        (0.021)
                                                        ===========    ===========
Weighted average number of common shares                 37,373,802     28,796,714
                                                        ===========    ===========


The accompanying notes form an integral part of these statements.

                                      -3-


               BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
               -----------------------------------------------------------

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                                                   Six Months Ended June, 30
                                                                    2000      1999 (restated)
                                                                 -----------  ---------------
                                                                      $              $

Net revenues                                                         236,014        111,743

Costs and expenses



Costs of revenues                                                     12,786         13,253

Professional fees                                                    480,943        245,658

Realized and unrealized (profit) loss on marketable securities      (328,030)             0

Management fee                                                       150,000        240,000

General and administrative expenses                                1,762,284        597,745
                                                                 -----------    -----------

Total cost and expenses                                            2,077,983      1,096,656

Share of loss of associated company                                   20,470              0
                                                                 -----------    -----------

Loss from operations                                              (1,862,439)      (984,913)

Dividend payable and accretion of preferred stock                 (2,080,458)             0
                                                                 -----------    -----------
Net loss applicable to common stockholders                        (3,942,897)      (984,913)
                                                                 ===========    ===========

Net loss  per common share                                             (0.11)        (0.034)
                                                                 ===========    ===========
Weighted average number of common shares                          36,697,593     28,796,714
                                                                 ===========    ===========


The accompanying notes form an integral part of these statements.

                                          -4-

              BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
              -----------------------------------------------------------

                         CONSOLIDATED STATEMENTS OF CASH FLOW
                                      (Unaudited)

                                                                Six months   Twelve months
                                                              ended 30 June     31 Dec
                                                                   2000          1999
                                                                ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        (1,862,439)   (3,017,529)

Adjustments to reconcile net loss to net cash
Used in operating activities
Depreciation and amortization                                      464,295       888,998
Unrealized (profit) loss on marketable securities                  (96,795)      752,694
Share of loss of associate                                          20,470             0
Loss on disposal of fixed assets                                   113,042             0

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable                          37,514      (189,128)
Increase in prepaid expenses and other current assets             (114,679)       (8,816)

Increase (decrease) in deferred revenue                            (69,654)      (12,502)
(Decrease) increase in accounts payable                           (212,574)        1,476
Increase in accrued expenses and other current liabilities        (852,967)    1,054,075
                                                                ----------    ----------

Net cash used in operating activities                           (2,573,787)     (530,732)
                                                                ==========    ==========

Cash flows from investing activities:
Purchases of property and equipment                               (711,786)     (244,381)

Purchase of investment                                             (50,000)     (650,880)
                                                                ----------    ----------

Net cash used in investing activities                             (761,786)     (895,261)
                                                                ==========    ==========

Cash flows from financing activities:
Proceeds from sale of intangibles                                        0       164,000
Proceeds from sale of preferred stock                            7,843,045     1,175,235
                                                                ----------    ----------
Net cash provided by financing activities                        7,843,045     1,339,235
                                                                ----------    ----------
Effects of exchange rate changes on cash and cash equivalents      107,147        10,457
                                                                ----------    ----------
Net increase (decrease) in cash and cash equivalents             4,614,619       (76,301)

Cash and cash equivalents, at beginning of period                    5,818        82,119
                                                                ----------    ----------
Cash and cash equivalents, at end of period                      4,620,437         5,818
                                                                ==========    ==========
Supplemental disclosure of cash flow information
Cash paid for interest                                                   0             0
                                                                ==========    ==========


The accompanying notes form an integral part of these statements.

                                         -5-

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

Note 1. A summary of significant accounting policies is currently on file with the U.S. Securities and Exchange Commission in registrant's Form 10-KSB, which is incorporated herein by reference.

Note 2. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 3. Restatement of June 1999. BioProgress Technology International, Inc has adjusted the comparatives for the Quarter ended 30 June 1999 to reflect increased goodwill amortization from the purchase of BioProgress Technology Limited. The goodwill arising on the acquisition has been restated at cost as $6,781,739. This amount is to be amortized over a ten year period at the rate of $169,543 per quarter. The quarter ended 31 March 1999 has also been restated to reflect the accounting policies adopted for the purchase of the Trutona license from Trutona International, Inc and the sale of the license to Consolidated EcoProgress Technologies, Inc ("CES") of Canada. The consideration paid of $1.5 million is being amortized over 10 years and the license income receivable of $1.336 million from CES is being amortized over a matching period.

Note 4. A credit of $512,586 has been accreted from accumulated deficit to reflect the $0.56 premium on the Series A Redeemable Convertible Preferred Stock and the $0.63 premium on the Series B Redeemable Preferred Stock from the net effect of new issues and conversions

Note 5. In April 2000, the company paid $50,000 for a 29.9% interest in the equity of The-Healthy-Store.com, a development stage e-commerce company based in Cambridge, UK. This investment is being accounted for using the equity method of accounting


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:
----------------------

The results during the period of the Registrant, BioProgress Technology International, Inc., a Nevada corporation (together with its wholly owned subsidiaries, BioProgress Technology, Inc., BioProgress Technology Limited, and DHA Nutrition Limited, the "Company"), show that the Company received modest income derived from agreements signed in respect of its XGel(TM) Film System. Other sources of income were fees for research and development work and accrued royalties in respect of the license sold to Consolidated EcoProgress Technologies, Inc., ("CES") (VSE:CES). The substantial loss reported primarily consists of non-cash items, such as depreciation, write-off of goodwill, write-down in the market value of the Company's investment in CES and foreign exchanges losses due to the fall in value of sterling against the US dollar. The cash burn incurred by the Company in the implementation of its research and development program has been increased as a direct result of a substantial increase in engineering manpower and resources required to meet obligations of the Company under executed agreements. The Company's cash balances remain strong following receipt of funds from the private placement of Series "B" Preference shares conducted during the first half of the year.

The results reflect the Company's continuing efforts to commercialize its XGel(TM) Film System, both in North America and Europe. The Company is primarily engaged in the development, manufacture, sale and distribution of materials and processes used to replace gelatin in the manufacture of soft capsules for both ingestible applications, such as vitamin and herbal supplements, and pharmaceutical delivery systems, and for non-ingestible applications, such as the delivery of chemicals and manufacture of paintballs. The overheads reflect the considerable advancements that have been achieved in the development of the Company's ingestible range of products. This development program continues to be ahead of schedule and the Company's first ingestible capsule machine, received during November 1999, is functioning as anticipated and is providing samples for prospective customers in the fields of pharmaceutical products, VHMS (Vitamins, herbs, minerals and supplements), OTC medicinal products and confectionary products.

Revenues generated during the period from the Research & Development Agreement the Company has with CES were in line with expectations. The Research & Development Agreement with CES was executed contemporaneous to an agreement to sell an exclusive worldwide license to CES to manufacture, sell and distribute the Trutona(TM) line of flushable and biodegradable products. During fourth quarter of 1999, the Company delivered to CES samples of new and improved versions of the Trutona flushable and biodegradable ultra thin sanitary napkin. The new versions of the sanitary napkin include a product with wings. Each of the new versions uses a new absorbent core, which greatly improves the general level of absorbency and facilitates a more even dispersal of fluids. The new products have a natural pink backing sheet and may be individually wrapped in water soluble and biodegradable film. Samples of the new sanitary napkin have been well received by prospective customers. During 2000, CES appointed two new manufacturers of the product line. However, delays suffered by CES in appointing these manufacturers make it unlikely that the Company will receive royalties due from CES during the current financial year.

In February 2000, the Company executed an Exclusive Evaluation Agreement in respect of its XGel(TM) Film System with a Fortune 500 Company. The Company is pleased to report that the evaluation work was completed successfully and ahead of schedule. On June 30, 2000, the Exclusive Evaluation Agreement was superseded by a Letter of Intent that calls for a Joint Development Agreement to be executed on or before September 1st, 2000. Terms of the agreement are to remain strictly confidential.

In February 2000, the Company entered into a development agreement with J T Racing LLP, of San Diego, whereby the Company and J T Racing will jointly develop a new type of paintball using the Company's XGel(TM) Film technology. Subsequently, Brass Eagle, Inc., one of the world's leading producers of traditional paintballs, acquired J T Racing. Development work is continuing at the date of this report.

In April 2000, the Company paid $50,000 for a 29.9% interest in the equity of The-Healthy-Store.com, ("THS") a development stage e-commerce company based in Cambridge, England. THS aims to be a leading portal for world-friendly products, including dietary supplements and disposable consumer goods. The Company has agreed to develop a unique line of gelatin-free ingestible products for resale through THS and it is envisioned that sole distribution of such unique products will lead vegetarians and certain ethic and religious groups to visit THS in large numbers. Launch of the THS business is anticipated during the fourth quarter of the current year. At the date of this report THS is continuing development of its business plan.

On July 25, 2000, the Company announced that it had sold its first full license and XGel(TM) Film System to Peter Black Healthcare Limited ("Peter Black"), a subsidiary of Peter Black (Holdings) PLC. The Company has been working with Peter Black for eighteen months, during which time Peter Black has carried out comprehensive studies on the efficacy of the XGel(TM) Film System and the performance of soft-capsules made using the XGel(TM) Film System.

The Company is engaged in contract negotiations with several major corporations who have received samples of soft capsules produced using the XGel(TM) Film System. The Company anticipates executing several new agreements during the current reporting period.

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

Liquidity and capital resources
-------------------------------

In the six months to 30 June 2000 the Company has now raised $7,843,045 from the sale of "B" Series Preference Shares. A further $8,000 has been sold since the end of June. At the end of June the company purchased the premises it occupies at March, Cambridge, UK for $525,000. This results in a saving on rent of $15,750 per quarter and adds to the stability of the group and provides the company with premises that have been adapted exclusively for the research and development activities of the company in the UK. During the last quarter, together with the benefit of the new and enlarged premises, the company has been able to boost its staffing levels as part of the process to accelerate the research and development programme and to bring working prototypes of the various types of encapsulation machinery to market at the earliest possible date. Accordingly, the wages and salaries bill of the company has increased materially during the quarter and is expected to increase further in the next quarter. As a result of the increased activity, other overheads have also increased. The increase in overheads has been mitigated by the reductions in rent and interest received from the cash on treasury deposit.

Revenues are lower in the second quarter than the first. The company enjoys ongoing revenues from its R & D agreement with Consolidated EcoProgress Technologies and from the sale of Trutona. However, revenues are likely to be lumpy in the short-term as the company signs ad hoc research and development and collaboration agreements and license and machine supply agreements. Over time these revenues will even out and a discernible trend will emerge. The cash burn of the company has increased and will stabilize towards the end of the next quarter so that management may continue to plan in detail the ongoing funding requirements of the business until the company becomes cash positive as the sale of licenses accelerates and the company commences the delivery of machinery and other supplies. The cash balances of the company remain significant and the gross and net assets position of the company remains strong. Cash is mainly held on treasury deposit of different lengths of maturity to reflect the likely cash needs of the business and to attract the best available interest rates. Gross assets, excluding intangibles, amount to $6,353,834. Trade and other creditors of the business are minimal and are within normal trade terms and the working capital position of the company remains strong.

During the quarter, 1,914,981 and 5,000 Series "B" and Series "A" Preference Shares respectively were converted into shares of Common Stock during the quarter. During the quarter, $1,209,437 was taken to shareholders' equity following the conversion of Series "A" and Series "B" Redeemable Convertible Preferred Stock. This reflects a portion of the accretion of the preferred stock, whereby certain "A" and "B" Preference Shareholders have opted to convert to shares of Common Stock, which has been written off to retain earnings in the first half of this year. The majority of the balance of the Series "A" and Series "B" Preference Shares are expected to convert into shares of Common Stock in the third quarter this year. Upon conversion of the Preference Shares to Common Stock, applicable amounts will be reclassified as shareholders' equity and will enhance the net asset position of the group considerably. This would benefit the company as it creates a stronger balance sheet and enables the company to pursue certain capital raising options. The Company continues to investigate a number of other long-term funding scenarios and opportunities.


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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule


SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 14th day of August, 2000.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
(Registrant)

By: /s/ Barry J. Muncaster
--------------------------
Barry J. Muncaster, President
and Chief Executive Officer

By: /s/ James T.C. Longley
--------------------------
James T. C. Longley, Chief Financial Officer