Form 10QSB
period 2000-09-30
BIOPROGRESS TECHNOLOGY INTERNATIONAL INC
filed 2000-11-20
CIK 928958

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 2000, there were approximately 40,490,853 shares outstanding.



I. PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                 (Unaudited) September 30, 2000

                                                              30 September 2000    31 December 1999
                                                              -----------------    ----------------
                                                                          $              $
CURRENT ASSETS
Cash and cash equivalents                                             4,656,073          5,818
Marketable securities                                                   438,341        367,306
Accounts receivable                                                   1,029,112        201,803
Prepaid expenses and other current assets                               293,188         61,174
                                                                    -----------    -----------

Total current assets                                                  6,416,714        636,101

FIXED ASSETS
Property, plant and equipment, net                                      876,680        326,629

EQUITY INVESTMENTS, net                                                  65,480              0

INTANGIBLE ASSETS
Trademarks, licenses, patents, net                                    1,102,200      1,232,289
Goodwill, net                                                         5,594,933      6,103,565
                                                                    -----------    -----------
TOTAL ASSETS                                                         14,056,007      8,298,584
                                                                    ===========    ===========
CURRENT LIABILITIES
Accounts payable                                                        200,353        387,912
Amounts owed to related parties                                               0        780,850
Accrued expenses and other current liabilities                          293,210        362,855
Deferred revenue                                                      1,740,643      1,221,954
                                                                    -----------    -----------
Total current liabilities                                             2,234,206      2,753,571
                                                                    -----------    -----------
Redeemable convertible preferred stock, Series A, par value $1.00         2,964         51,475
Redeemable convertible preferred stock, Series B, par value $2.50     1,966,242         75,120
                                                                    -----------    -----------
                                                                      1,969,206        126,595
                                                                    -----------    -----------

STOCKHOLDERS' EQUITY Common stock, $0.001 par value:
75,000,000 shares authorized (1999: 50,000,000)
40,490,853 shares issued and outstanding (1999: 36,002,800)              43,682         36,002

Additional paid-in capital                                           19,310,946      9,861,562
Accumulated deficit                                                  (9,587,085)    (4,481,241)
Accumulated other comprehensive gain                                     85,052          2,095
                                                                    -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                           10,008,845      5,418,418
                                                                    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           14,056,007      8,298,584
                                                                    ===========    ===========


The accompanying notes form an integral part of these statements.

                                                2


           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended September, 30
                                                            2000     1999 (restated)
                                                        -----------    -----------
                                                              $               $

Net revenues                                                395,634         71,311


Costs and expenses


Costs of revenues                                           171,422         17,697

Professional fees                                           220,773        128,315

Realized and unrealized loss on marketable securities        41,660              0

Management fee                                                    0        120,000

General and administrative expenses                         852,809        385,860
                                                        -----------    -----------

Total cost and expenses                                   1,286,664        651,872
                                                        -----------    -----------

Loss from operations                                       (891,030)      (580,561)

Dividend payable and accretion of preferred stock          (271,916)             0
                                                        -----------    -----------
Net loss applicable to common stockholders               (1,162,946)      (580,561)
                                                        ===========    ===========

Net loss per common share                                    (0.029)       (0.0152)
                                                        ===========    ===========
Weighted average number of common shares                 40,490,853     38,214,403
                                                        ===========    ===========


The accompanying notes form an integral part of these statements.

                                        3


           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Nine Months Ended September, 30
                                                              2000     1999 (restated)
                                                          -----------    -----------
                                                                 $              $
Net revenues                                                  631,648        563,054

Costs and expenses



Costs of revenues                                             184,210         30,950

Professional fees                                             441,499        373,973

Realized and unrealized profit on marketable securities      (286,370)             0

Management fee                                                150,000        360,000

General and administrative expenses                         2,895,781      1,109,177
                                                          -----------    -----------

Total cost and expenses                                     3,385,120      1,874,100
                                                          -----------    -----------

Loss from operations                                       (2,753,472)    (1,311,046)

Dividend payable and accretion of preferred stock          (2,352,374)             0
                                                          -----------    -----------
Net loss applicable to common stockholders                 (5,105,846)    (1,311,046)
                                                          ===========    ===========

Net loss  per common share                                    (0.1261)       (0.0343)
                                                          ===========    ===========
Weighted average number of common shares                   40,490,853     38,214,403
                                                          ===========    ===========


The accompanying notes form an integral part of these statements.

                                        4


                BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                              (a development stage company)
                    CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)


                                                               Nine months   Twelve months
                                                           ended 30 September    31 Dec
                                                                   2000          1999
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        (2,753,472)   (3,017,529)

Adjustments to reconcile net loss to net cash
Used in operating activities
Depreciation and amortization                                      736,521       888,998
Unrealized (profit) loss on marketable securities                 (286,370)      752,694

Share of loss of associate                                          26,395             0
Loss on disposal of fixed assets                                   113,042             0

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable                        (827,309)     (189,128)
Increase in prepaid expenses and other current assets             (138,874)       (8,816)

Increase (decrease) in deferred revenue                            518,689       (12,502)
(Decrease) increase in accounts payable                           (157,582)        1,476
Increase in accrued expenses and other current liabilities        (952,543     1,054,075
                                                                ----------    ----------

Net cash used in operating activities                           (3,721,503)     (530,732)
                                                                ==========    ==========

Cash flows from investing activities:
Purchases of property and equipment                               (788,393)     (244,381)
Disposal of marketable securities                                  215,335             0
Purchase of investment                                             (95,000)     (650,880)
                                                                ----------    ----------

Net cash used in investing activities                             (668,058)     (895,261)
                                                                ==========    ==========

Cash flows from financing activities:
Proceeds from sale of intangibles                                        0       164,000
Proceeds from sale of preferred stock                            8,899,546     1,175,235
                                                                ----------    ----------
Net cash provided by financing activities                        8,899,546     1,339,235
                                                                ----------    ----------
Effects of exchange rate changes on cash and cash equivalents      140,270        10,457
                                                                ----------    ----------
Net increase (decrease) in cash and cash equivalents             4,650,255       (76,301)

Cash and cash equivalents, at beginning of period                    5,818        82,119
                                                                ----------    ----------
Cash and cash equivalents, at end of period                      4,656,073         5,818
                                                                ==========    ==========
Supplemental disclosure of cash flow information
Cash paid for interest                                                   0             0
                                                                ==========    ==========


The accompanying notes form an integral part of these statements.

                                        5

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

Note 3 Restatement of September1999. BioProgress Technology International, Inc has adjusted the comparatives for the Quarter ended 30 September 1999 to reflect increased goodwill amortization from the purchase of BioProgress Technology Limited. The goodwill arising on the acquisition has been restated at cost as $6,781,739. This amount is to be amortized over a ten year period at the rate of $169,543 per quarter. The quarter ended 30 September 1999 has also been restated to reflect the accounting policies adopted for the purchase of the Trutona license from Trutona International, Inc and the sale of the license to Consolidated EcoProgress Technologies, Inc ("CES") of Canada. The consideration paid of $1.5 million is being amortized over 10 years and the license income receivable of $1.336 million from CES is being amortized over a matching period.

Note 4 A debit of $266,000 has been accreted to accumulated deficit to reflect the $0.56 premium on the Series A Redeemable Convertible Preferred Stock and the $0.63 premium on the Series B Redeemable Preferred Stock from the net effect of new issues and conversions


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

The results during the period of the Registrant, BioProgress Technology International, Inc., a Nevada corporation (together with its wholly owned subsidiaries, BioProgress Technology, Inc., BioProgress Technology Limited, and DHA Nutrition Limited, the "Company"), show that the Company received certain license fees and other income derived from agreements signed in respect of its XGel(TM) Film System. Material amounts of income from the same sources are also included in an increased provision for deferred income. Other sources of income were fees for research and development work and accrued royalties in respect of the license sold to Consolidated EcoProgress Technologies, Inc., ("CES") (VSE:CES). The reduced loss reported primarily consists of non-cash items, such as depreciation, write-off of goodwill and a small write-down in the market value of the Company's investment in CES. The cash burn incurred by the Company in the implementation of its research and development program has been increased as a direct result of a substantial increase in engineering manpower and resources required to meet obligations of the Company under executed agreements. The Company's cash balances remain strong following further receipts from the private placement of Series "B" Preference shares. The results reflect the Company's continuing efforts to commercialize its XGel(TM) Film System, both in North America and Europe.

The overheads reflect the considerable advancements that have been achieved in the development of the Company's ingestible range of products. Revenues generated during the period from the Research & Development Agreement the Company has with CES continues to be in line with expectations previously reported. The Research & Development Agreement with CES was executed contemporaneous to an agreement to sell an exclusive worldwide license to CES to manufacture, sell and distribute the Trutona(TM) line of flushable and biodegradable products. The Company is primarily engaged in the development, manufacture, sale and distribution of materials and processes used to replace gelatin in the manufacture of soft capsules for both ingestible applications, such as vitamin and herbal supplements, and pharmaceutical delivery systems, and for non-ingestible applications, such as the delivery of chemicals and manufacture of paintballs.

On July 25, 2000 the company announced that it has made the first sale of a full license in respect of its XGel(TM) Film System to Peter Black Healthcare Limited ("PBHL"). PBHL is a wholly owned subsidiary of Peter Black Holdings (LSE: BKP). PBHL is the UK's leading supplier of private label vitamin, mineral and herbal supplements. In addition it owns several leading supplement brands and the UK's No.2 Direct Marketing Brand. The license grants PBHL exclusive use of the XGel(TM) Film System to produce and sell dietary supplements and non-prescription medicines within the UK and Republic of Ireland. In addition, PBHL has conditional exclusivity to serve as a contract manufacturer of dietary supplements and non-prescription medicines within member states of the European Economic Community and the European Free Trade Association. The license is in respect of one XGel(TM) Film System. Additional XGel(TM) Film Systems, if and when ordered by PBHL, will require the purchase of additional licenses. Consideration paid for the license remains confidential at this time. In addition, an annual license fee is payable in respect of the license for the period of ten years or the life of the patent, whichever is the longer term.

PBHL is the largest manufacturer of vitamins, minerals and supplements (VMS) in the UK. It has achieved this by developing close relationships with major retail multiples whose own brand products now account for a significant share of the UK market. PBHL not only manufactures for the major multiples but also provides category management for the VMS sector and full logistical and distribution support from a new state-of-the-art GMP manufacturing and distribution facility.

The Company is continuing to work with major international corporations engaged in pharmaceuticals, consumer durables and confectionery products to determine the suitability of the XGel(TM) Film System to replace traditional encapsulation processes and, in some cases, to facilitate new product development not possible with competitive technologies.

On October 20, 2000 the Company announced that its wholly owned subsidiary, BioProgress Technology Limited, has executed an exclusive agreement with The Boots Company PLC in respect of an innovative application of its XGel(TM) Film System encapsulation technology. Further details of the agreement remain confidential at this time.

The Boots Company PLC consists of seven separate businesses with an annual turnover of more than $7billion. Boots is the UK's leading retailer of health and beauty products.One third of the UK population shop at the 1400 pharmacy stores every week. Internationally Boots stores have been opened in Japan, Thailand and Taiwan. Through 410 Halfords stores, Boots is the UK's leading car parts and accessories, cycles and cycle accessories retailer, and the leading UK Optician chain through its 300 Boots Opticians stores. Boots Healthcare International develops and markets innovative products and differentiated consumer brands including Nurofen (analgesic sector), Strepsils (URT sector) and E45, Lutsine, Onagrine and Balneum (Skincare sector) and these brands are sold in over 130 countries. With the acquisition of Clearasil, announced on Tuesday this week, over 75% of Boots Healthcare International's business is generated outside the UK. Its existing brands have leading positions in France and Germany, a strong profile in Australasia, and have recently become available in China and Latin America. Boots Contract Manufacturing is Europe's largest healthcare, cosmetics and toiletry manufacturer with seven facilities producing over 500 million units a year of over 8000 different products.

Additionally, in October, the company announced that the Exclusive Evaluation Agreement executed earlier this year with a Fortune 500 company has been completed and a new agreement is now effective. Further details remain confidential.

On October 24, 2000 the Company announced that its wholly owned subsidiary, BioProgress Technology Limited, has executed an agreement with a property development company to construct a new purpose built manufacturing facility close to its existing facility in Cambridgeshire, UK. The facility is planned to open during April 2001.The new facility, which is to be leased, will occupy 27,000 square feet on a site of two and a half acres, leaving scope for further expansion. The facility will house BioProgress' engineering design and production teams and will accommodate up to six XGel(TM) Film Systems at any one time, providing an estimated annual output capacity of fifty systems. The new facility is being constructed in a way that will allow the assembly, trial and commissioning of XGel(TM) Film Systems in secure individual cells, thereby keeping customers' product concepts entirely separate from one another. Research and development will continue at the existing laboratories, which will be expanded internally to cope with the growing demand the company is receiving for new product development.

On October 27, 2000 the Company announced two important appointments of Dr. Louise Mulroy and Dr. Stephen Kessel, who have joined the research team. Dr. Mulroy joins BioProgress as Project Manager in charge of research into specialist films for use in disposable medical products. Previously, Dr. Mulroy was a Research Fellow at Wellman Labs of Photomedicine, Massachusetts General Hospital, Harvard Medical School. Dr. Kessel has been appointed Project Manager of the Company's XGel(TM)Film System for ingestible projects. Previously, Dr. Kessel served as Safety and Special Project Manager for the Cryovac Company. Dr. Kessel is a Member of the Institute of Mechanical Engineers.

Liquidity and capital resources

In the past quarter to 30 September 2000 the Company has raised a further $1,056,500 from the sale of "B" Series Preference Shares. In the last two quarters, the company has increased its staffing levels as part of the process to accelerate the research and development programme and to bring working prototypes of the various types of encapsulation machinery to market at the earliest possible date. Accordingly, the wages and salaries bill of the company has increased in the last two quarters but will stabilize for the time being. Loan staff and consultants are additionally being employed on an assignment basis to accelerate the working designs for the machinery for machine projects for ingestion and non-ingestion. These consultancy costs are in excess of $220,000 on a quarterly basis and are likely to increase overheads materially for the next two quarters. The impact in this quarter can be seen in a material increase in the cost of revenues to $171,422. General and administrative expenses are down in the quarter to 30 September 2000 due to a reduction in professional advisor fees and a substantial foreign exchange loss in the previous quarter. A new building has been commissioned and is in the process of being built for us at a site nearby in March. We are not expected to occupy the site until the 2nd quarter 2001 when rent will be payable, but fitting out costs may begin to accrue in the 1st quarter of 2001.

Revenues are at a higher level this quarter at $395,634 due to two important contracts being signed in the quarter. A substantial proportion of the revenue from these contracts has been deferred and is further likely to accrue in addition to the foregoing. The year-to-date turnover is also the highest that the company has achieved so far. The company continues to enjoy revenues from its R & D agreement with Consolidated EcoProgress Technologies and income from the sale of the Trutona license. A research and development agreement was signed shortly after the end of the quarter with Boots Healthcare which will be revenue enhancing in the next quarter. Revenues are likely to continue to be uneven over the coming year as the company signs ad hoc research and development and collaboration agreements and license and machine supply agreements. Over time these revenues will even out and a discernible trend will emerge. Earnings per share for the year-to-date show a loss of 12.61 cents per share. If accretion charges are stripped out this falls to 6.80 cents per share. The cash burn of the company has increased further during the quarter and will stabilize in the next quarter. The cash balances of the company remain significant and have increased slightly during the quarter due to new issues of "B" Preference Shares less cash burn during the quarter. Cash is mainly held on treasury deposit of different lengths of maturity to reflect the likely cash needs of the business and to attract the best available interest rates. Marketable securities have also increased slightly in value during the period. Accounts receivable has increased considerably during the quarter and reflects receivables due form transactions signed during the quarter. Deferred revenue has also increased during the quarter to $1,740,643. The gross and net assets position of the company remains strong and are the highest achieved to date. Gross assets, excluding intangibles, amount to $7,358,874. Trade and other creditors of the business are minimal and are within normal trade terms and the working capital position of the company remains strong.

During the quarter, 1,035,300 and 29,180 Series "B" and Series "A" Preference Shares respectively were converted into shares of common stock during the quarter. This conversion has resulted in a partial reversal of the provision for accretion made in the quarter ended 31 March 2000 in the previous quarter. In the quarter to 30 September 2000, new "B" Preference Shares were issued which lead to an accretion charge that has been partially offset by "B" Preference shares also converting during the quarter resulting in a net charge of $266,000. The majority of the Series "B" Preference Shares have now converted into shares of common stock with the balance expected to convert in the final quarter of this financial year. Upon conversion of all the Preference Shares to Common Stock the Preference Shares are reclassified as shareholders' equity that enhances the net asset position of the group considerably. This benefits the company as it creates a stronger balance sheet. The Company continues to investigate a number of other long-term funding scenarios and opportunities and has accordingly appointed Close Brothers Corporate Finance Limited as it's corporate finance advisors which is a significant step forward for the financial stability of the company In addition, the company is investigating a number of options available to it in consultation with Close Brothers.

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

Item 6. Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 13th day of November, 2000.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
(Registrant)

By:
/s/ Barry J. Muncaster
----------------------
    Barry J. Muncaster, President
    and Chief Executive Officer

/s/ James T.C. Longley
----------------------
    James T. C. Longley, Chief Financial Officer