Form 10KSB
period 2000-12-31
BIOPROGRESS TECHNOLOGY INTERNATIONAL INC
filed 2001-05-22
CIK 928958

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB



(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended: December 31, 2000

[  ]     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934, for the transition period from ________ to ______

Commission file number:  0-24736

                   BioProgress Technology International, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

               Nevada                                           88-0361701
               ------                                           ----------
    (State or other jurisdiction                             (I.R.S. employer
  of incorporation or organization)                       identification number)

9055 Huntcliff Trace, Atlanta, Georgia                          30350-1735
--------------------------------------                          ----------
(Address of principal executive offices)                        (Zip code)

Issuer's telephone number: (770) 641-0264;
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                               Yes   X       No
                                   -----        -----

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year:  $ 925,351


State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to December 31, 2000: On

December 29, 2000, the low trading price for the shares of common stock of registrant, which is the sole voting stock outstanding, of registrant, was $1.50, as reported on IDD Information Services. On December 31, 2000, there were approximately 44,178,088 shares of common stock outstanding, and affiliates held 16,722,425 shares of this stock. The aggregate market value of the voting stock held by non-affiliates approximated $41,183,495.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of March 31, 2001, there were 45,611,541 shares of common stock outstanding.


Documents Incorporated By Reference:  None.

Transitional Small Business Disclosure Format (Check one):

                               Yes      No    X
                                  -----     -----

                                     PART I

Item 1.      Description of Business.

Business Overview


     BioProgress Technology International, Inc. ("BioProgress") is a development stage company engaged in the research, development, manufacturing, marketing, sales and distribution of products that use water soluble and biodegradable films for the dietary supplement, pharmaceutical, recreational and cosmetic industries and other applications, and flushable and biodegradable products for the medical and hygiene industries. BioProgress operates through three wholly owned subsidiaries, BioProgress Technology, Inc., BioProgress Technology Limited
(UK) and DHA Nutrition Limited (UK), and one partially owned subsidiary, The Healthy Forum Ltd. (collectively with BioProgress, the "Company"). The Company's principal research and development operations are in the United Kingdom and its executive offices are in Atlanta, Georgia.

     The Company's primary focus is on the development and commercialization of its unique and proprietary process, the XGelTM Film System ("XGelTM FS"). The XGelTM FS is used to produce soft capsules that are free from gelatin and other animal by-products. Soft capsules are commonly recognized as products that contain a wide variety of non-aqueous fillings either in ingestible form, such as vitamin, herbal and mineral supplements and as oral delivery systems for drugs, or in non-ingestible form, such as paintballs and toiletries (such as bath and aromatherapy oils).

     We believe there is an increasing demand for our non-gelatin capsules. Gelatin is a protein which is predominantly derived from animal renderings. A number of industry and consumer trends are driving the need to replace gelatin as an encapsulation material. Among them are:

     o    Health and safety concerns;

     o    Religious, ethnic and moral beliefs;

     o    Efficacy of the material and process; and

     o    New product development.

     The Company's current business model envisions the following elements:


     o Sell licenses to use the Company's intellectual property vested in the XGel(TM)FS;

     o    Sell XGel(TM)Film for use with XGel(TM)FS; and

     o Offer research and development services to assist licensees to gain maximum benefit from the license.

     The Company anticipates that the resultant business model will benefit the Company in the following ways:

     o Licensing will eliminate the requirement for the Company to make a large capital investment to establish Company-owned Good Manufacturing Practices ("GMP") facilities;

     o Licensing will eliminate the need for the Company to recruit skilled personnel to staff GMP facilities;

     o Licensing will facilitate the rapid introduction of the XGel(TM) FS on a global basis by a large group of companies who already have in place the infrastructure and resources to produce and deliver products to consumers;

     o The ability for a rapid rollout will reduce the risk of a competitive response by industry peers;

     o Licensing the manufacture of its technologies and focussing on research and development will allow the Company to employ its innovative technological and engineering skills to maximum advantage; and

     o Licensing the manufacture of its technologies will enable the Company to maintain a low cost base.

     During 2000, the Company took several major steps toward commercializing the XGel(TM) FS. The Company demonstrated the first ingestible product version of the XGel(TM) FS, code-named "Swallow 1", through batch trials of a wide range of XGel(TM) films and active ingredients. Swallow 1 was designed by the Company and is subject of various patent applications and was manufactured by specialist sub-contractors. Having the ability to demonstrate Swallow 1 in operation to potential customers generated interest from several international corporations interested in purchasing licenses and the XGel(TM) FS.


     In addition, the Company has pursued certain avenues for expanding its flushable and biodegradable products business through license and joint development agreements, primarily through research with Consolidated EcoProgress Technologies ("EcoProgress") and its investment in The Healthy Forum Limited ("The Healthy Forum"). The Company has determined that it will not primarily focus on such products in the near term, although it will pursue and meet it commitments to assist in the development of such product lines in compliance with the EcoProgress license agreement.


History


     BioProgress was incorporated in California on March 5, 1990, under the name of U.S. Flywheel, Inc., as a subsidiary of Sunbird Technologies, Inc., a Utah corporation ("Sunbird Technologies"). In June 1991, BioProgress acquired three patents and a license relating to flywheel technology from Sunbird Technologies and its affiliates in exchange for common shares, par value $.001 per share, of BioProgress "Common Stock". These shares of Common Stock were subsequently distributed to the shareholders of Sunbird Technologies after registration with the U.S. Securities and Exchange Commission ("Commission"). BioProgress subsequently transferred its flywheel technology to a partnership in exchange for a minority interest in the partnership. The partnership interest of BioProgress was subsequently sold, after which BioProgress began its search for a business in which to engage. BioProgress changed its name to Famous Sam's Group Inc. in July 1996 and briefly was a restaurateur.

     On November 17, 1997, BioProgress entered into an agreement (the "Reorganization Agreement") with BioProgress Technology, Inc., a Colorado corporation ("BioProgress Technology"). Pursuant to the Reorganization Agreement, BioProgress acquired all of the outstanding capital stock of BioProgress Technology in exchange for 4,000,000 post-split shares of Common Stock, after giving effect to a reverse one for five stock split approved by the then majority shareholder of BioProgress on October 21, 1997. BioProgress Technology principally engages in the distribution of the Company's products.

     In conjunction with the execution and delivery of the Reorganization Agreement, BioProgress entered into an agreement (the "BTL Option Agreement") with certain of the shareholders of BioProgress Technology Limited, an entity incorporated in the United Kingdom ("BTL"). BioProgress acquired approximately 62% of BTL on November 11, 1998, and the remaining approximately 38% of BTL on December 31, 1998, issuing an aggregate of 22,818,446 shares of Common Stock as the sole consideration for the acquisition. BTL is the original research and development arm of the Company and has developed the Company's product lines.

     In addition, in November 1997, BioProgress Technology and BTL entered into an exclusive distribution agreement pursuant to which BioProgress Technology became the exclusive distributor in the United States and Canada of any products created by BTL. Currently, these products are XGel(TM) FS and XGel(TM) Film. The exclusive distribution agreement terminates upon the later of 20 years from the first commercial sale of BTL's products or the expiration of the last valid utilized patent.

     In December 1997, BioProgress changed its name to BioProgress Technology International, Inc.

     On August 12, 1998, BioProgress acquired DHA Nutrition Limited (UK), an entity organized in the United Kingdom ("DNL"), as a wholly owned subsidiary in exchange solely for 400,000 shares of Common Stock. The agreement provided that the number of shares which BioProgress issued in the acquisition of DNL could be increased by an aggregate of 600,000 shares based upon cumulative gross revenue targets in respect of DNL's feed and food supply sales, but such targets were not met. The sole asset of DNL on the date of acquisition was an agreement with Martek Biosciences Corporation, a U.S. corporation whose securities trade on the Nasdaq-National Market System, which is currently inactive. However, the Company gained direct access to several leading retailers in the United Kingdom by acquiring DNL, which, management believes, will offer the potential to expand the customer base for a proposed line of vegetarian soft-capsule dietary supplements by BTL.


     On February 15, 1999, BioProgress acquired from Trutona International, Inc., a privately-held Atlanta-based corporation ("Trutona"), patents, licenses and trademarks relating to a broad range of products, including an award winning range of flushable and biodegradable disposable products designed by Trutona. The Company paid Trutona $1,500,000 in the acquisition, half in the form of 1,875,000 shares of Common Stock and half in cash.

     On April 5, 1999, the Company entered into a license with EcoProgress, a Canadian company with securities traded on the Vancouver Stock Exchange. The license was granted for the sum of $1,500,000, and gives EcoProgress the exclusive right to manufacture, sell and distribute anywhere in the world a line of flushable and biodegradable disposable products employing the intellectual property that the Company acquired from Trutona. The transaction also included the sale to EcoProgress of assets acquired from Trutona, including trademarks and certain products. EcoProgress paid $380,000 cash at closing and the remaining $1,120,000 was paid through the issuance of 1,066,667 shares of registered common stock in EcoProgress. In addition to the consideration paid at closing, the Company is entitled to receive up to a maximum of $3,500,000 by way of royalty on gross revenues achieved by EcoProgress. Nominal accruals of royalties have been received to date.

     The Company purchased 5,843,750 shares of common stock, representing approximately 46.6% of the outstanding equity of The Healthy Forum for $100,000 during April 2000 and April 2001. The Healthy Forum is designing a range of food products, dietary supplements and mineral beverages, and promoting selected supplemental products not necessarily designed by The Healthy Forum, to be marketed under the Health Matters (TM) brand and targeted at the well-being segment of the mass food and beverage market. The Company has agreed to grant The Healthy Forum an exclusive license to employ a version of the XGel(TM) FS to produce some of The Healthy Forum's unique formulations.


Description of Products


     The Company's primary focus is to commercialize its XGelTM FS. Other products currently in development include flushable and biodegradable products.


     XGelTM FS


     The gelatin capsule market is divided into two sectors: "hard" or "soft," according to the nature of the capsule shell. The Company develops and manufactures only soft capsules. Soft capsules are formed and filled simultaneously and predominantly carry liquid fills which enables their use in a far wider variety of products than hard capsules, including pharmaceutical, vitamin, herbal and mineral, toiletries and paintballs.

     The soft capsule consists of shell and contents. The shell is a means of transporting the contents from the manufacturer to the consumer. Some soft capsule manufacturers produce the contents as well as the shell and sell the finished product under their own brand or for use in private label brands. Other manufacturers, such as the Company, simply act as sub-contract suppliers to the proprietors of main brands.


     Over the past several years, the Company has increased its knowledge base of natural and water-soluble materials and the means of processing them to form soft capsules. Initially, one base material and one means of processing were developed to serve the needs of the market. From its own research and from discussions with actual and potential customers, the Company has developed an extensive library of material solutions and three specific constructions of the XGel(TM) FS designed to maximize the efficacy the production process. Versions of the XGel(TM) FS are:

     o NIM(TM)1: For production of soft capsules for non-ingestible applications.

     o    Swallow(TM)1: For production of ingestible capsules.

     o    NRobe(TM)1: For coating and enrobement of solid dose forms.

     The Company's soft capsule technology can be considered as two separate technologies: the XGelTM FS for non-ingestible soft capsules, which is fully developed and in use, and the XGelTM FS for ingestible soft capsules, which is in the final stages of its development program. The Company believes that its XGelTM FS has significant advantages over traditional gelatin-based soft capsule production machinery.

     XGelTM FS - Non-Ingestible Products: XGelTM Film, the raw material used in the process, is made from a water-soluble and biodegradable polymer, which is naturally resistant to oils. This version of XGelTM Film exhibits good elasticity and forms a very strong bond when sealed during the encapsulation process. The first products to be produced using the XGelTM FS comprise a range of moisturizing bath oils. There are four different soft capsules in the range, each containing a different fragrance designed to deliver a relaxing, refreshing or invigorating ambience to the bathroom. The Company also is developing paintballs for recreational use using XGelTM FS.


     XGelTM FS - Ingestible Products: XGelTM FS also can be made from drug regulatory body-approved natural and sustainable resource materials, and are, therefore, ingestible. These materials are code-named ProTex. ProTex is produced in a film format that enables it to be processed using similar machinery as used for non-ingestible soft capsules. Using proprietary techniques, ProTex films may be formulated and/or coated to produce an encapsulation medium with broad ranging characteristics that facilitate the oral delivery of oils, pastes and powders by time or at site within the human body. ProTex film is processed using the XGelTM FS. The Company has under development a comprehensive range of vitamin, herbal and mineral supplements.

     Gelatin is a protein which is predominantly derived from animal renderings. For many years, gelatin has proven to be an acceptable and cost-effective encapsulation medium for soft capsules. However, a number of industry and consumer trends are driving the need to replace gelatin as an encapsulation material. Among them are:

     o Health and safety concerns - The outbreak of "mad cow" disease has caused worldwide concern over animal products, particularly in Europe.

     o Religious, ethnic and moral beliefs - Many groups, because of belief or culture, refuse to consume gelatin derived from cows or pigs, or in some cases, from any animal source.

     o Efficacy of the material and process - XGelTM FS has lower raw material costs, reduced capital investment and manpower, a multi-task encapsulating head, improved speed of processing and reduced drying time as compared to gelatin encapsulation technology.

     o    New product development.

     Following the outbreak in Europe of Bovine Spongiform Encephalopathy ("BSE"), commonly known as "mad cow" disease, all animal-derived food and by-products have come under the scrutiny of the scientific community and legislators for fear that BSE may have entered the human food chain. The reason for concern is that BSE may be linked to Creutzfeldt Jakob Disease ("CJD"), which is fatal to humans. Since the first recorded deaths in 1995, about 100 people have succumbed to CJD, the vast majority in the United Kingdom, where 15 died in 1999 and 27 died in 2000, according to the U.K. Department of Health. A further six cases in living persons have been recently identified. During 2000, cases of BSE were recorded in France, Germany, Poland and Spain. Australia and New Zealand have refused imports of bovine-derived materials and by-products.

     The Company believes that currently its XGelTM FS is the only viable alternative for consumers who wish to switch to animal-free products in the global market for soft capsules. Market research carried out in the United States and in Europe has indicated that in excess of 30% of all families are making efforts, on a regular basis, to remove animal products from their diet.

     The XGelTM FS not only provides consumers with the choice of an animal-free soft capsule, but the Company believes its unique and novel design delivers significant advantages in the manufacturing process when compared to traditional encapsulation processes. These advantages are:

     o Lower Raw Material Costs: The raw material for XGelTM FS is in a film format ("XGelTM Film"). The cost of XGelTM Film per ton is currently marginally less than that of gelatin in powder forms. There are no additional costs incurred to deliver XGelTM Film to the encapsulating head, whereas gelatin has to be mixed with glycerin to form a liquid film.

     o Reduced Capital Investment and Manpower: The availability of XGelTM Film eliminates the need for mixing containers and vats currently used to prepare gelatin for the encapsulation machine. In addition, expensive machinery is needed to maintain the viscosity of gelatin during its transportation to the encapsulation machine. The Company believes that the resultant savings to the Company in terms of capital investment and human resources compared to those of its competitors are significant.

     o Multi-Task Encapsulating Head: A modular design of the filling, sealing, and cutting head makes it possible to produce capsules having a range of shapes and sizes with differing fills during the same encapsulation cycle. Traditional machinery cannot deliver this flexibility.

     o Improved Speed of Processing: To achieve the correct viscosity for processing, gelatin requires wide changes in temperature prior to its being fed to the encapsulation machine. The time taken to achieve this change in temperature is one of the controlling factors that determine the speed at which the encapsulation machine can operate. XGelTM Film requires no such temperature variation, and its use significantly increases potential processing speeds to a level controlled by the rate of injection of the material to be encapsulated.

     o Reduced Drying Time: Gelatin soft capsules require up to 48 hours in which to dry after being made. This lengthy process requires a substantial resource in terms of material handling equipment and storage facilities. XGelTM soft capsules require less than one hour to dry.

     The Company believes its XGelTM FS to be the first revolutionary development within the encapsulation industry since it was first established in 1935.

     Flushable and Biodegradable Products

     The products acquired from Trutona include an ultra thin, flushable and biodegradable line of feminine sanitary napkins which were recently selected for a "Millennium Product" award under a program initiated by the British Government to promote innovative technological achievements.

     The agreement with EcoProgress provides for EcoProgress to acquire the Company's patent entitled A Water Dispersible Bodily Liquid Absorbent Composite for the payment of $1.00, provided that a minimum of $2,500,000 has been paid to the Company by way of royalty or cash. The Water Dispersible Bodily Liquid Absorbent Composite patent is employed in the manufacture of sanitary napkins. The Company does not rely on this patent in any other aspect of its business. Further, following receipt of $2,500,000 by way of royalty or cash and by payment of an additional $1,000,000 by way of royalty or cash, EcoProgress has the right to acquire the Company's patent entitled A Water Dispersible Disposable Enclosure. This patent relates to a flushable and biodegradable colostomy pouch. Nominal accruals of royalties receivable have been made to date on the sanitary napkins.

     During 2000, the Company conducted a review of the products under license to EcoProgress and implemented design changes to the flushable and biodegradable sanitary napkin. During the first quarter of 2000, trials of the new version of sanitary napkin were been initiated both in the United Kingdom and North America.

     The Company holds patents for ostomy products. The Company believes that its flushable and biodegradable colostomy pouch offers colostomists a safe, hygienic and convenient product, which equals or exceeds the in-use performance of existing products. The Company anticipates commencing user trials of its colostomy pouch during the third quarter of 2001.

Markets

     XGelTM FS

     The Company's broad range of technologies is currently targeted at high value global markets. The Company has targeted its XGel(TM) FS technology primarily at the global encapsulation and delivery markets for pharmaceutical, vitamins, herbs, minerals and OTC medicine products. In addition, a variation of the XGel(TM) FS is capable of producing novel delivery solutions for a wide range of fast moving consumer goods, such as laundry products and cosmetics.
The Company's immediate customer target is the manufacturer of such products.

     Based upon informal surveys within the industry, the Company believes that the U.S. retail market for vitamins and supplements to be in excess of $11 billion annually. Current 52-week trends ended August 2000, however, show an increase of approximately 3% in vitamins/supplements while showing a decline of approximately 7% for herbs. The market for dietary supplements in the United Kingdom was approximately (pound)340 million (Sterling) in 2000. The leading producer of dietary supplements in the United Kingdom is Peter Black, which accounts for approximately 34% of the entire market. Whilst the other markets are materially smaller than for vitamins, minerals and supplements and pharmaceuticals in terms of size, they are still significant. The Company estimates that the annual market for paintballs in the United States alone is in excess of 2.5 billion pellets. The market for household products other than cosmetics is currently less developed, but the Company believes it has enormous potential and the Company has various novel applications under development. The market for cosmetic applications is more mature, but smaller, than the other markets, with an estimated market size in the region of 2 billion capsules annually for items such as bath beads.

     The Company believes that the market for vitamins and other nutritional supplements will continue to grow as the world's demographics continue to shift towards a more senior-aged population, who have a greater tendency to use vitamins on a regular basis. According to the U.S. Census, the segment of the U.S. population aged 45 and above will continue to grow, increasing 42% by the year 2030. The Company believes that as consumers grow older, chronic health problems will become more of a concern. Most significant among these are cancer, lack of energy, cardiovascular problems, joint pain and high cholesterol. The Company believes that more senior-aged consumers will seek alternative treatments for these health problems, as well as invest in preventative measures. Likewise, the Company believes that the pharmaceutical and OTC medicinal sectors will continue to grow for the same reasons as the vitamin supplement market as well as new product development.

     Upon entering the capsule market, the Company believes that its XGelTM FS gelatin-free soft capsule will be extremely attractive to vegetarians and certain ethnic and religious groups, such as Muslims, Hindus, Jews and Seventh Day Adventists. These groups represent large potential markets. For example, the Muslim population now stands globally at 935 million. There are an estimated 2 million vegetarians in the United States, and 250,000 in the United Kingdom. In addition, market research has indicated that in excess of 29 million households in the United States qualify as "meat reducers" by making a regular effort to remove animal products from their diet.

     Certain formulations of XGel(TM) Film will enable its use as a drug delivery system. The Company is in discussions with several leading pharmaceutical companies regarding the sale of XGelTM FS licenses. It is too early in the Company's development to comment in more detail on the possibilities within this market sector and no assurances can be made that any such discussions will result in formal agreements with any of such pharmaceutical companies.

     Flushable and Biodegradable Products

     The market for flushable and biodegradable medical products is relatively small, but growing, and is restricted largely to laundry disposal bags, operating theater and medical caps and gowns and other medical devices. The Company currently estimates the global market for these items at $150 million. The market is likely to grow as customer acceptance and awareness grows and the products available become more sophisticated with cheaper and reliable disposal methods.

     The global market for feminine hygiene products is estimated at almost $5 billion in 2001 and can be largely divided into two markets: disposable tampons (applicator and non-applicator) and sanitary napkins. All females of menstruating age (which excludes pre-pubescent adolescent females and post-menstrual women) require these products. Most consider their purchases on price and efficacy, though approximately 4% of women are prepared to pay a small premium for a product that is both flushable and biodegradable in the form of sanitary napkins. Our license with EcoProgress and our investment in The Healthy Forum will assist the Company in reaching these consumers globally.

     Other products for possible future development include adult incontinence and other products. Market research conducted by the Company shows that the global market for disposable ostomy products exceeds $1 billion annually. The vast majority of sales of ostomy products are generated within North America and Europe.


Competition

     In each of its markets, the Company faces significant competition from other companies that are better capitalized, have greater name recognition, have more background and experience in the industry, have greater financial, technical, marketing and other resources, have better facilities and are able to provide products at a lower cost than the Company is able.

     XGel(TM) FS

     The gelatin soft capsule market is currently dominated by two companies, namely R. P. Scherer Inc., a subsidiary of Cardinal Healthcare Inc., and Banner Pharmacaps Inc., a subsidiary of Sobel NV.

     The softgel machines have been manufactured by R. P. Scherer, Pharmagel (Italy) and many (because of their lower cost) from Korea. All other customers for soft capsule machines purchase from a small, globally diverse list of producers. Companies such as Pharmagel are recognized as being providers of high speed and high quality machines. Any or all of these companies may be developing alternative processes to compete with the XGel(TM) FS. The Company is aware of two competitors that have made attempts to modify traditional soft capsule machines and materials in order to produce animal-free or non-gelatin soft capsules, but the Company believes that such attempts have not worked to satisfactory standards.

     Flushable and Biodegradable Products

     There are currently no known competitors in the flushable sector for sanitary napkins. In addition to being flushable, the Company's sanitary napkin has Canadian EcoLogo status. In the non-flushable sector, the Company competes with Proctor & Gamble, Kimberly Clark, Libresse, Johnson & Johnson and private label products.

     Major international corporations, including Hollister, Inc., Convatek, Inc. and Colorplast Limited, dominate the ostomy market. The Company believes its ostomy product equals or exceeds the in-use performance of existing products.

Distribution Methods

     XGelTM FS

     Soft capsules reach consumers via a multitude of distribution channels. In the United States, dietary supplements and pharmaceuticals are sold through traditional over-the-counter outlets, as well as "in-store" locations at large food retailers. According to market research, the Natural Food and Healthcare market, which in the United States grew by 9% to $14.3 billion during 1998, is serviced by around 8,000 small and medium sized stores that tend to purchase from national distributors, such as Tree of Life, Cornucopia and Lotus Light. Direct mail suppliers account for a small but important part of the market. In general terms, the sales and distribution channels to be used by the Company will be through licensed manufacturers, and are mature and can be easily identified.

     Flushable and Biodegradable Products

     The Company distributes its sanitary napkins via its licensees, EcoProgress (Harmonies Brand) and The Healthy Forum (Health Matters Flushaway Brand). These licensees distribute the products in Canada and in the United States in retail stores and, since May 2001, in the United Kingdom in drug and retail stores such as Sainsburys, Superdrug and Waitrose. The Company's ostomy products are still in development, and the Company has not finalized its distribution program at this time.

Marketing and Sales

     XGel(TM) FS

     The Company's initial marketing and sales strategy is to create market expansion by facilitating animal-free soft capsules for consumers within vegetarian and certain religious groups. The second phase to the Company's plan is to offer animal-free soft capsules to existing consumers of gelatin-based soft capsules. In addition, the Company anticipates that new markets for its products will be developed as future versions of its XGelTM FS are proven.

     The Company currently depends on a small number of manufacturers as customers. One of the manufacturers in the non-ingestible market accounted for 67.5% of the Company's overall revenues in 2000. The Company's revenues are derived predominantly from license and development fees with the customers set forth under "--Research and Development."

     The Company also has certain revenues from machine sales. On July 24, 2000, the Company entered into several arrangements with Peter Black Healthcare Limited ("Peter Black"), the United Kingdom's leading supplier of private label vitamin, mineral and herbal supplements, as follows:

     o Under an agreement for the supply of prototype machine, the Company has agreed to sell to Peter Black a form fill and seal encapsulation machine and has agreed to provide services as necessary to upgrade such machine according to certain specifications. Peter Black has agreed to pay $1,000,000 for such machine and services in four equal installments, $250,000 of which has been paid, with the three remaining installments tied to delivery of the machine, its upgrade and first commercial use of products manufactured by the machine.

     o Under a film supply agreement, the Company has agreed to sell to Peter Black ingestible films compatible with the form fill and seal machine described above within certain specifications. This agreement terminates upon the termination of the patent license agreement, described below.

     o Under a machine supply agreement, the Company has agreed to supply form fill and seal machines subject to certain specifications to Peter Black. Peter Black has agreed to pay the Company for such machines based upon the number of machines ordered by Peter Black in decreasing prices per machine as the number of machines ordered increases. The machine supply agreement terminates upon termination of the patent license agreement, described below.

     o Under a patent license agreement, the Company has granted Peter Black an exclusive license to manufacture, sell or otherwise deal in dietary supplements and non-prescription medicines using XGel(TM)FS compatible with the machine and manufactured under the license, in the United Kingdom and The Republic of Ireland, and a non-exclusive license to the same elsewhere in the European Union and Switzerland, with the provision for this to be extended to the rest of the world with written consent. The Company has agreed to use reasonable efforts to cause Peter Black to be the contract manufacturer outside of the United Kingdom and The Republic of Ireland to any third party who expresses an interest in dietary supplements and non-prescription medicines using XGel(TM)FS. Peter Black may sublicense its rights under the license. Peter Black shall pay a fee for such license based upon the number of form fill and seal machines ordered by Peter Black, payable annually in decreasing increments. The patent license agreement shall terminate on the latter of the expiration of the last of the licensed patents in the United Kingdom and The Republic of Ireland and ten years from the date products manufactured by the form fill and seal machines are first put on the market anywhere in the European Union.

     Flushable and Biodegradable Products

     The marketing and sales strategy for the Company's flushable and biodegradable products is to market through its licensees, and receive royalties on sales made by such licensees. For sanitary napkins, such licensees are EcoProgress and The Healthy Forum. The Company is still developing its ostomy products, and, accordingly, currently has no licensees.

Manufacturing

     XGelTM FS

     During 1999, the Company relocated both its manufacturing facility and its research and development facility to March, Cambridgeshire, England from St. Johns Innovation Centre in Cambridge, England.

     During 2000, the Company entered into an agreement to lease new manufacturing facilities being purpose built at a site known as Hostmoor located in March, Cambridgeshire, United Kingdom. The unit comprises 27,000 square feet and is due for completion in May 2001. The Company intends to relocate its engineering team to these premises where they will be responsible for the assembly, commissioning and packaging of XGel(TM) FS. In addition, the engineering team will continue the Company's extensive research and development program, as well as support the Company's customers with their engineering requirements.

     The Company employs third party sub-contractors to produce the parts and sub-assemblies of its XGel(TM) FS. Prior to shipment to the Company, the sub-contractors assemble the system to ensure it properly meets the customer's specification. The Company will then conduct full-scale trials of the system to ensure it is functioning efficiently and to its maximum level of performance. The Company's customers will attend these trials and, upon completion, will accept the system. Following acceptance by the customer, the Company's technical staff will provide two weeks' training of two people nominated by the customer. Following training the system will be packed and shipped for installation at the customer's premises.

     The facility at Hostmoor will have the capacity to produce 50 XGel(TM) FS on an annualized basis. The Company has an option on a further 50,000 square feet of new facility at the same site, should it require additional capacity.

     The Company works closely with a number of suppliers in the United States and the United Kingdom, including Chris Craft, Cast Films, Nippon Goshei/British Traders and Shippers and Polymer Films Inc. for film, and Dow Chemicals,

Hercules, Harco and Nippon Goshei/ British Traders and Shippers for resin. The Company is not reliant on any single supplier for any particular component needed in the manufacturing process.

     Flushable and Biodegradable Products

     The Company has no manufacturing facilities for its flushable and biodegradable products. The Company currently has two alternative suppliers for its sanitary napkins: Danbi in Wales, United Kingdom and Hospeco in the United States. The Company believes the risk of loss of supply is insignificant, since such products can be made on any standard napkin production line.


Research and Development

     XGelTM FS

     The Company is committed to a research and development program intended to produce new products for licensees and new variations of, and improvements to the XGel(TM) FS. The Company seeks to explore the use of alternative materials and formulations and to test their suitability to form capsules suitable for ingestion and drug delivery by time and at site. In parallel with the formulation work, the Company aims to expand the processing abilities of the XGelTM FS. The Company spent $2,377,000 in 2000, as compared to $564,000 in 1999, on research and development. The majority of the research and development undertaken in the United Kingdom is not borne by the Company's customers. Research and development under the EcoProgress license and certain other product development agreements, where specifically so stated, is borne by the licensees and/or manufacturers who are the Company's customers. There can be no guarantee that the Company's research and development work will produce products that are saleable to its targeted customers.

     During February 2000, the Company executed an Exclusive Evaluation Agreement with a Fortune 500 company in respect of a specific application of the XGel(TM) FS. The Exclusive Evaluation Agreement provides for the Company and this customer to work together to develop a novel delivery system for a new mass market consumer product. During October 2000, the Company announced that the Exclusive Evaluation Agreement executed earlier that year had been completed and a new Joint Development Agreement was effective. Fees paid by the Company during 2000 under this agreement represented 67.5% of the Company's revenue in 2000.

     On March 7, 2000, the Company announced an agreement with JT USA, LP ("JT USA") and Dye Precision, Inc., whereby the Company will develop a unique range of paintballs using XGel(TM) FS technology for exclusive worldwide distribution by JT USA for six years, subject to certain minimum orders. The term of the agreement is six months and the Company received a fee of $15,000 to date, with additional monthly payments of $5,000 to be made to the Company during the term, in addition to payments for orders placed by JT USA. The agreement has been extended by mutual oral agreement.

     On October 20, 2000, BTL executed an exclusive agreement with The Boots Company plc ("Boots") in respect of an application of its XGel(TM) FS encapsulation technology. Boots is funding research on this technology. The technology is still in the development stage and it may not succeed, and even if it succeeds, may not progress to a commercial contract with Boots. Boots Healthcare International's existing brands have leading positions in France and Germany, a strong profile in Australia, and have recently become available in China and Latin America. Boots Contract Manufacturing is Europe's largest healthcare, cosmetics and toiletry manufacturer.

     On October 27, 2000 the Company announced two important appointments of Dr. Louise Mulroy and Dr. Stephen Kessel, who have joined the Company's research team. Dr. Mulroy joins BioProgress as Project Manager in charge of research into specialist films for use in disposable medical products. Previously, Dr. Mulroy was a Research Fellow at Wellman Labs of Photomedicine, Massachusetts General Hospital, Harvard Medical School. Dr. Kessel has been appointed Project Manager of the Company's XGel(TM)FS for ingestible projects. Previously, Dr. Kessel served as Safety and Special Project Manager for the Cryovac Company. Dr. Kessel is a Member of the Institute of Mechanical Engineers.

     During December 2000, BTL executed an exclusive agreement with Nestle in respect of an application of its XGel(TM) FS encapsulation technology. Nestle is funding research on this technology. The technology is still in the development stage and it may not succeed, and even if it succeeds, may not progress to a commercial contract with Nestle. Nestle is the world's largest food company.

     Flushable and Biodegradable Products

     Contemporaneous to the completion of the license to EcoProgress, the Company and EcoProgress executed a research and development agreement that provides for the Company to exclusively develop products subject to the terms of the EcoProgress license for a minimum term ending on March 23, 2001. The research and development program is still continuing under a verbal agreement between the parties. During the first quarter of 2001, the Company accepted 853,177 shares of common stock in EcoProgress, restricted from sale in Canada until July 30, 2001, as payment for arrears up to and including February 2001, valued at $238,889 and representing in excess of 10% of EcoProgress' outstanding capital stock.


     During February 2001, the Company executed an agreement with Brunel University Design for Life Centre, Adventure Designs in London, to develop a new type of field human waste disposal system. The project will utilize the Company's unique knowledge base of biodegradable environmentally friendly materials gained during the development of biodegradable diapers, feminine napkins and flushable biodegradable colostomy pouches. The Design Department at Brunel University, of which the Design for Life Centre is a key part, has a 5A star research rating, the highest rating for design research possible in the United Kingdom.

Intellectual Property

     The Company values highly its intellectual property and all precautions have been, and will be taken to ensure its security. No discussions have, or will be held with third parties without the protection of a confidential disclosure agreement.

     The Company's future sales revenues are heavily dependent upon the Company procuring and maintaining broad protection of its intellectual property. There can be no guarantee that such protection will be afforded to any or all of the Company's processes and materials.

     XGelTM FS

     Application has been made to have the Company's trademark XGelTM registered in the major markets in which the Company intends to operate. The process used for creating XGelTM FS non-ingestible products is the subject of an international patent application. The technology used to create XGelTM FS ingestible products is the subject of one UK and two international patent applications. Furthermore, the Company is in the process of preparing four additional patent applications relating to its XGel(TM) FS process and the soft capsules produced thereon.

     The Company has licensed its XGelTM FS processes to several customers, as discussed above.

     Flushable and Biodegradable Products

     The disposable and water dispersible products of the Company are the subject of one UK and three international (one of which also covers the United Kingdom) patent applications.

     During 2000, the Company was granted within the United Kingdom two patents in respect of flushable and biodegradable colostomy pouches.

     Upon receipt of $1,000,000 of royalties under the EcoProgress license, EcoProgress may include ostomy products under the terms of that license agreement.

Government Regulation

     Research and development activities and the manufacturing and marketing of products using our ingestible XGel(TM) FS technology are subject to the laws, regulations, guidelines and, in some cases, regulatory approvals of governmental authorities in the United States and other countries in which the products will be marketed. Specifically, in the United States, the Food and Drug Administration ("FDA"), among other areas, regulates new drug product approvals to establish the safety and efficacy of these products. FDA also regulates the formulation, manufacture and labeling of foods, dietary supplements and OTC drugs. FDA regulations require companies to meet relevant GMP regulations for the preparation, packing and storage of foods and OTC drugs. GMPs for dietary supplements have yet to be promulgated but are expected to be proposed. Governments in other countries have similar requirements for testing and marketing of drug products, foods and dietary supplements. Although the Company is not directly regulated, it makes efforts to cause its products to comply with regulations in the various jurisdictions in which its customers are located.

     In the United States, the processing, formulation, packaging, labeling and advertising of the ingestible products used in conjunction with the Company's technologies are subject to regulation by one or more federal agencies, including the FDA, by the Federal Trade Commission, the Consumer Product Safety Commission, the U.S. Department of Agriculture and the U.S. Environmental Protection Agency. These activities are also regulated by various agencies of the states, localities, and countries in which ingestible products are sold.

     U.S. Regulatory Process

     New Drugs. The duration of the governmental approval process for marketing new pharmaceutical substances, from the commencement of preclinical testing to the receipt of a governmental final letter of approval for marketing a new substance, varies with the nature of the product and with the country in which such approval is sought. For entirely new drugs, the approval process could take eight to ten years or more; however, for reformulations of existing drugs, the process is typically shorter. In either case, the procedures required to obtain governmental approval to market new drug products are costly and time-consuming, requiring rigorous testing of the new drug product. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products that are developed by other companies using the Company's ingestible XGel(TM) FS technology. While we are actively seeking development partners, there are currently no ongoing clinical trials of new drugs or reformulations of existing drugs using our ingestible XGel(TM) FS technology.

     The steps required before a new human pharmaceutical product can be marketed or shipped commercially in the United States include, in part, preclinical testing, the filing of an IND, the conduct of clinical trials and the filing with the FDA of either a New Drug Application, or NDA, for drugs or a Product License Application, or ("PLA"), for biologics. These steps are cumbersome and time-consuming.

     The facilities of each company involved in the manufacturing, processing, testing, control and labeling must be registered with and approved by the FDA. Continued registration requires compliance with GMP regulations. The FDA conducts periodic establishment inspections to confirm continued compliance with its regulations.

     The Company and/or the Company's subcontractors are also subject to various federal, state and local laws, regulations and recommendations relating to such matters as laboratory and manufacturing practices and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with its research and development work. Although the Company believes it is in compliance with these laws and regulations in all material respects, there can be no assurance that it or its subcontractors will not be required to incur significant costs to comply with environmental and other laws or regulations in the future.

     Dietary Supplements. The 1994 Dietary Supplement Health and Education Act ("DSHEA") revised the provisions of the Federal Food, Drug and Cosmetic Act ("FFDCA") concerning the composition and labeling of dietary supplements. The legislation creates a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with some limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement that contains a dietary ingredient that was not on the market before October 15, 1994 will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Manufacturers of dietary supplements that make specified types of statements on dietary supplements, including some product performance claims, must have substantiation that the statements are truthful and not misleading. The Company's ingestible XGel(TM) FS technology is being used (or is in development for use) in formulating dietary supplements.

     The adoption of new regulations in the United States or in any of the Company's international markets, or changes in the interpretation of existing regulations, could have a material adverse effect on the business of the Company's customers. In some markets, including the United States, claims made with respect to dietary supplements may change the regulatory status of the products. In the United States, for example, it is possible that the FDA could take the position that claims made for some of the dietary supplements incorporating the Company's ingestible XGel(TM) FS technology places those products within the scope of an FDA OTC drug monograph. OTC monographs prescribe permissible ingredients and appropriate labeling language, and require the marketer or supplier of the products to register and file annual drug listing information with the FDA. In the event that the FDA asserted that product claims for other products caused them to fall within the scope of OTC monographs, the Company would be required either to comply with the applicable monographs or to change the claims made in connection with the products. The Company cannot be sure that it could do so effectively, or that any changes would not adversely affect sales and marketing of an affected product.

     There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredient that the Company or its customers may decide to use, and the FDA's refusal to accept such evidence could result in FDA requiring costly safety testing. Also, while DSHEA authorizes the use of statements of nutritional support in the labeling of dietary supplements, the FDA is required to be notified of such statements, and there can be no assurance that the FDA will not consider particular labeling statements used by the Company's customers to be drug claims rather than acceptable statements of nutritional support, necessitating approval of a costly new drug application, or re-labeling to delete such statements.

     Regardless of how products incorporating the Company's ingestible XGel(TM) FS technology are regulated, the Federal Food, Drug, and Cosmetic Act and other federal statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, distribution, use, reporting, advertising and promotion of such products. Noncompliance with applicable requirements by any company involved in the manufacturing, processing, testing, control, labeling, promotion or advertising, etc., can result in civil penalties, recall, injunction or seizure of products, refusal of the government to approve or clear product approval applications or to allow the Company to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

     The Company's customers must also comply with product labeling and packaging regulations that vary from country to country. Failure to comply with these regulations can result in a product being removed from sale in a particular market, either temporarily or permanently, which would indirectly have a materially adverse effect on the Company's business.

     The FTC, which in the United States exercises jurisdiction over the advertising of the products used in conjunction with the Company's technology, has in the past several years instituted enforcement actions against several dietary supplement companies for false and misleading advertising of some of their products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials. Although the Company have not been the target of FTC enforcement action for the advertising of its products, the

Company cannot be sure that the FTC will not question its advertising or other operations in the future. In November 1998, the FTC issued a guide for the dietary supplement industry, describing how the FTC applies the law that it administers to advertisements for dietary supplements. It is unclear whether the FTC will subject advertisements of this kind to increased surveillance to ensure compliance with the principles set forth in the guide.

     In addition, the Company cannot predict whether new legislation or regulations governing the Company's activities will be enacted by legislative bodies or promulgated by agencies regulating the Company's activities, or what the effect of any such legislation or regulations on the Company's business would be.

Regulation of Foreign Sales

     Laws and regulations imposed in the United States and in other countries where the Company plans to commence or expand its business may prevent or delay the Company from selling or shipping its products into or doing business in a particular country or countries. The Company intends to comply with all relevant laws and regulations in the United States and in other countries where it does business.

Employees

     As of December 31, 2000, the Company had 22 full-time employees, including nine primarily engaged in research and development and two in sales and marketing. During the first quarter of 2001, the number of full time employees increased to 24, including ten primarily engaged in research and development and two in sales and marketing.

     The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. Collective bargaining units represent none of the Company's employees and the Company, to date, has not experienced a work stoppage. The Company believes that its employee relations are good.

Item 2. Description of Properties.

     The executive offices of the Company are being provided free of charge on a month-to-month basis by The Jade Partnership, a significant shareholder of the Company owned by several of the executive officers and directors of the Company. These offices are located at 9055 Huntcliff Trace, Atlanta, Georgia 30350-1735. The telephone number at this address is (770) 641-0264.

     In June 2000, the Company purchased approximately 15,000 square feet of laboratory, executive office, manufacturing and storage facilities which BioProgress Technology, BTL and DNL were previously leasing at market rates from a third party. These facilities are located at Unit 1, Norwood Road, March, Cambridgeshire, United Kingdom PE15 8QD. The telephone number at this address is 011-44-1354-655-674.

     In November 2000, the BTL entered into a lease agreement in respect of 27,000 square feet of new manufacturing facility located at Hostmoor, March, Cambridgeshire, United Kingdom. It is anticipated that occupancy will commence June 1, 2001.

     Subsequent to the end of the period of this report, during May 2001, the Company executed a lease on office facilities comprising 1,211 square feet in London, England.

Item 3. Legal Proceedings.

     No material legal proceedings to which the Company is a party or to which the property of the Company is subject (including any material proceedings to which any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock is a party or has a material interest adverse to the Company, to management's knowledge) is pending, and no such material proceeding is known by management of the Company to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the Company's fourth quarter of its fiscal year 2000.

                                     PART II

Item 5. Market for Common Equity and Related Shareholder Matters.

     (a) The Common Stock is currently quoted on the Over The Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc., under the symbol "BPRG.OB." There was no trading in the Common Stock prior to August 1996. The following table sets forth the range of high ask and low bid quotations per share of the Common Stock as reported by IDD Information Services, for the quarterly period indicated during the last two fiscal years.

                    Fiscal Quarters Ended               High ($)    Low ($)
                    ---------------------               --------    -------
March 31, 1999..................................        0.875       0.265625
June 30, 1999...................................        2.4375      0.703125
September 30, 1999..............................        1.875       0.6875
December 31, 1999...............................        1.46875     0.375
March 31, 2000..................................        6           1
June 30, 2000...................................        4.75        2.03125
September 30, 2000..............................        3.625       1.5
December 31, 2000...............................        3.046875    1.4375

     The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     (b) As of March 31, 2001, there were 2,641 recordholders of Common Stock.

     (c) The Company has paid no dividends on the Common Stock since inception and does not expect to pay dividends in the foreseeable future.

     In 1999, the Company issued approximately 1,215,335 shares of Series A Preferred Stock to approximately 70 accredited investors at a price of $1.00 per share. Each share of Series A Preferred Stock may be converted into such number of shares of Common Stock on the following schedule: on or before December 31, 1999, two and one half shares of Common Stock; from January 1, 2000 to on or before December 31, 2000, one share of Common Stock; and from January 1, 2001 to on or before December 31, 2001, one half of one share of Common Stock. Thereafter, all conversion rights of the Series A Preferred Stock expire.

     In 2000, the Company issued approximately 3,831,218 shares of Series B Preferred Stock to approximately 231 accredited investors at a price of $2.50 per share. Each share of Series B Preferred Stock may be converted into such number of shares of Common Stock on the following schedule: on or before December 31, 2000, two and one half shares of Common Stock; from December 31, 2000 to on or before December 31, 2001, one share of Common Stock; and from December 31, 2001 to on or before December 31, 2002, one half of one share of Common Stock. Thereafter, all conversion rights of the Series B Preferred Stock expire.

Item 6. Management's Discussion and Analysis or Plan of Operations.

     The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-KSB.

Forward-Looking Statements

     Certain of the statements contained in this Annual Report on Form 10-KSB, including certain in this section, are forward looking. In addition, from time to time, we may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "--Risk Factors" below and elsewhere in this Annual Report on Form 10-KSB. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative of such terms or other comparable terminology. Forward-looking statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

Overview

     The Company is a development stage company engaged primarily in the research, development, manufacturing, marketing, sales and distribution of products that use water soluble and biodegradable films for the dietary supplement, pharmaceutical, recreational and cosmetic industries and other applications. The Company's research and development operations are located in the United Kingdom. During 2000, the Company's primary focus remained on the development and commercialization of its unique and proprietary process, the XGelTMFS.

     Since inception, the Company has incurred substantial operating losses. Management expects operating losses to continue and possibly increase in the near term as the Company continues its product development efforts, conducts trials and undertakes marketing and sales activities for the XGel(TM) FS. The Company's ability to achieve profitability is dependent upon its ability to successfully complete development of the XGel(TM) FS, to procure manufacturing capacity, and to execute its marketing and sales plan.

Results of Operations

     Summary

     The results for the year ended December 31, 2000 show that the Company received certain license fees and other income derived from agreements signed in respect of its XGel(TM) FS. Material amounts of income from the same sources are also included in deferred income. Other sources of income were fees for research and development work and accrued royalties in respect of the license sold to EcoProgress (VSE:CES). The increased operating loss of $4,346,962 in 2000, as compared to $3,017,529 in 1999, primarily consists of research and development expenditures, administration costs and certain non-cash items, such as depreciation, write-off of goodwill and a small write-down in the market value of the Company's investment in EcoProgress. The expenditures incurred by the U.K. operations, the Company's research and development facility, has increased to $2,522,000 in 2000, as compared to $564,000 in 1999, as a direct result of a substantial increase in engineering manpower and resources required to meet the obligations of the Company under executed agreements. The Company's cash balances are $3,818,717 following further receipts from the private placement of its Series B Preferred Stock during 2000. The results reflect the Company's continuing efforts to commercialize its XGel(TM) FS, both in North America and Europe.

Consolidated Statement of Operations

     The Company's operations were expanded considerably during 2000, resulting in overall increases in all material headline figures in the profit and loss account and the balance sheet.

     Revenues

     The Company generates revenues from licensing the rights to use its intellectual property in the XGel(TM) FS, the sale of XGelTM FS, and research and development services to assist customers in gaining maximum benefit from the license. Revenues from license arrangements and the sale of XGelTM FS are recognized when there is persuasive evidence of an agreement with a customer, collectibility is probable and the fee is fixed or determinable. Revenues from research and development contracts are recognized ratably over the period to which the contract relates, unless significant acceptance criteria exist. If acceptance criteria exist, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

     The Company's total revenues increased 215% from $293,582 in 1999 to $925,351 in 2000. A number of factors contributed to the increase in total revenues in 2000 including new product development agreements and the first sales of licenses in respect of the XGel(TM) FS. Revenues generated in relation to an evaluation agreement and a product development agreement with a Fortune 500 company contributed 67.5% of the total revenues in 2000 and is the main contributor to the increased revenues this year. For legal reasons, we are unable to disclose the name of this Fortune 500 company. The remaining revenues were generated from research and development collaboration agreements and the receipt of ongoing license fees from its Canadian licensee for the Trutona products, EcoProgress. The levels of these other revenues are broadly consistent with 1999.

     The following is a summary of major contracts signed which have not yet had a major impact on the revenues of the Company but are expected to lead to the generation of material revenues in 2001.

     On July 25, 2000, the Company announced that it had licensed its XGel(TM) FS to Peter Black. Peter Black is a wholly owned subsidiary of Peter Black Holdings (LSE: BKP). Peter Black is the United Kingdom's leading supplier and largest manufacturer of private label vitamin, mineral and herbal supplements. In addition, it owns several leading supplement brands and the United Kingdom's No.2 Direct Marketing Brand. The license grants Peter Black exclusive use of the XGel(TM) FS to produce and sell dietary supplements and non-prescription medicines within the United Kingdom and Republic of Ireland. In addition, Peter Black has conditional exclusivity to serve as a contract manufacturer of dietary supplements and non-prescription medicines within member states of the European Economic Community and the European Free Trade Association. The license is in respect of one XGel(TM) FS. Additional XGel(TM) FS, if and when ordered by Peter Black, will require the purchase of additional licenses. In addition, an annual license fee is payable in respect of the license for the period of ten years or the life of the patent, whichever is the longer term. No revenues have been recognized by the Company during 2000 in respect of the Peter Black agreements as certain revenue recognition criteria have not yet been met. All cash received to date is included within the deferred income balance at December 31, 2000. This is expected to be released to revenue during 2001.

     The Company is continuing to work with major international corporations engaged in pharmaceuticals, consumer durables and confectionery products to determine the suitability of the XGel(TM) FS to replace traditional encapsulation processes and, in some cases, to facilitate new product development not possible with competitive technologies.

     On October 20, 2000, BTL executed an exclusive agreement with Boots in respect of an application of its XGel(TM) FS encapsulation technology. Further details of the agreement remain confidential at this time.

     During December 2000, BTL executed an exclusive agreement with Nestle in respect of an application of its XGel(TM) FS encapsulation technology. Further details of the agreement remain confidential at this time.

     The Company cannot assure that any of the above-described development agreements will result in any additional revenues to the Company.

     During the first quarter of 2001, the Company announced orders for two laboratory scale versions of its XGel(TM) FS received from two manufacturers of pharmaceutical products whose names remain confidential at this time.

     The Company's total revenues increased from $28,118 in 1998 to $293,582 in the year ended December 31, 1999. 1999 was the first year that revenues were generated in relation to the license fees from its Canadian licensee for the Trutona products, EcoProgress, and is the main reason for the increase. Other revenues were generated from research and collaboration agreements. The Company had almost no revenues during 1998 due to this being the early stages of the Company's development.

     Cost of Revenues

     The Company's cost of revenues increased from $21,458 in 1999 to $543,987 in 2000. The majority of the increase is a result of the increased research and development effort in developing new variations of the XGel(TM) FS. During 2000, the Company took several major steps toward commercializing the XGel(TM) FS. The Company demonstrated the first ingestible product version of the XGel(TM) FS, code-named "Swallow 1", through batch trials of a wide range of XGel(TM) films and active ingredients. Swallow 1 was designed by the Company and is subject of various patent applications and was manufactured by specialist sub-contractors. Having the ability to demonstrate Swallow 1 in operation to potential customers generated serious interest from seven major international corporations interested in purchasing licenses and the XGel(TM) FS.

     Cost of revenues decreased in 1999 compared to 1998 from $42,287 to $21,458 due to reclassification of certain items due to change of emphasis of research and development and engineering design operations in the United Kingdom.

General and Administrative Expenses

     General and administrative expenses (including the management fee of Jade) have increased from $2,202,322 in 1999 to $3,932,402 in 2000, an increase of 79%. General and administrative costs (including the management fee) increased by 247% in 1999 to $2,202,322 from $632,922 in 1998. The material balances classified within general and administrative expenses are discussed below:

     Directors and senior management costs.

     Payments in relation to directors and senior management services have increased to $1,533,528 in 2000 from $918,166 in 1999. During the first quarter of 2000, a review of directors and senior management remuneration was completed and, as a result, salaries were increased to reflect increased responsibilities and future development. A further salary review will be completed by the Company in 2001.

     Payments in relation to directors and senior management services, whether paid directly, or to a third party in respect of those services, increased from $353,004 in 1998 to $918,166 in 1999. The Company only started to incur trading expenditures towards the end of 1998. The costs in 1999 represent a full year's charge with increased levels of activity.

     Amortization and depreciation.

     Amortization and depreciation costs have remained broadly consistent in 2000 when compared to 1999. The charge during 2000 was $953,203 compared to $888,998 in 1999. The majority of the charge in both years relates to the amortization of goodwill generated following the reverse acquisition of BTL in 1998.

     The charge for 1999 in respect of amortization and depreciation increased to $888,998 in 1999 from $40,742 in 1998. The majority of the charge in 1999 related to amortization of goodwill generated on the reverse acquisition of BTL. This acquisition was completed on December 31, 1998 and, hence, no corresponding charge was made in 1999.

     Staff related costs.

     Staff related costs, which consist primarily of salary costs (other than directors and senior management), recruitment, and traveling have increased to $563,434 in 2000 from $107,337 in 1999. This increase is a result of increases in the headcount of the Company as the Company develops different variations of the XGel(TM) FS and a significant increase in travelling costs. The year ended December 31, 2000 has been the first year where the Company has incurred significant travelling expenditure as a direct result of negotiating with potential customers, and visiting those customers who have signed agreements during the year.

     Such costs during 1999 increased to $107,337 from $23,386 in 1998. The main reason for the increase was due to the activity following the acquisition of BTL.

     Other general and administrative costs.

     Other costs within the general and administrative area have increased to $882,237 in 2000 from $287,821 in 1999. The following are the major reasons for the movement:

     A one-time charge of $113,042 was incurred during 2000 in relation to the write-off of various leasehold improvements at the property in March, Cambridgeshire, United Kingdom, as a result of the acquisition of the property. The Company believes that a similar charge is not likely to occur in 2001.

     Foreign exchanges losses during 2000 were $357,073 caused by significant variations in the U.S. dollar against the Pound sterling. During 2000, the Company had high levels of cash and liquid resources denominated in both currencies which were subject to exchange rate fluctuations.

     Other expenses within this category which include such things as office overheads (rent, stationery, maintenance and similar items) increased in line with expectations due to the Company's increased levels of activity.

     General administration charges are likely to continue to increase in line with increases in the head count during the forthcoming year. The Company is seeking additional staff for the engineering and laboratory departments in the United Kingdom together with increases in administrative staff both in the United States and United Kingdom. Elsewhere, management continues to make efforts to minimize day-to-day overheads and periodic reviews of overhead costs continue to be undertaken internally.

     Other general and administrative costs increased from $215,790 in 1998 to $287,821 in 1999. The costs in 1998 included one-time costs in relation to the acquisitions during the year of BTL and DHA. The residual balances relate to rent, rates and other general office overheads which increased substantially during 1999 as a result of the acquisitions.

     Realized and unrealized (profit) loss on marketable securities.

     A profit of $46,369 was made during 2000 as compared to a loss of $752,694 in 1999. The unrealized loss in 1999 was a result in a significant decrease in the market value of the shares held in EcoProgress that were acquired as consideration for the license granted to EcoProgress as discussed elsewhere in this report. The market value of the shares fell from CAD$1.05 at the date of granting the license to CAD$0.50 at the year-end. During 2000, the share price has moved in both directions. The various transactions during the current year have resulted in a small net profit.

     Professional fees.

     Professional fees increased by 152% to $842,293 in 2000 from $334,637 in 1999. The increase during the year due is caused by increased financial public relations activity, legal and accounting activities together with corporate advice fees in respect of the issuance of Series B Preferred Stock during the period. Due to the increased level of advice required in various areas in 2001, professional fees are likely to increase during the year.

     Professional fees increased 30% to $334,637 in 1999 from $314,377 in 1998. One-time costs in relation to the acquisitions of BTL and DHA incurred during 1998 were replaced in 1999 with costs in relation to professional advice on license agreements and the issuance of preferred stock.

     Loss from Operations

     The result of the above is that a loss from operations of $4,346,962 was generated in 2000 compared to a loss of $3,017,529 in 1999, which represents an increase of 44%. While the Company believes that costs are expected to continue to increase as the research and development activities of the Company continue to grow, license and other revenues are expected to increase in 2001 as delivery of the first machines occurs, currently expected in the second quarter of 2001, and consequential sales in the final two quarters of 2001. There is currently $1,763,305 of deferred income that is expected to be released during 2001 as revenue recognition criteria are met.

     The loss from operations in 1999 of $3,017,529 represented a 233% increase over the loss incurred in 1998 of $905,286. 1999 was the first full year of operations of the enlarged group following the acquisition of BTL and DHA and is the reason for the change.

     Share of Loss of Equity Investment

     During 2000, the Company invested an initial $50,000 in The Healthy Forum. The Company continues to offer financial support by way of loan. The Healthy Forum has been formed to build a global well-being brand in the complimentary medical and specialty food sectors. The principal products of The Healthy Forum are feminine hygiene, beneficial foods and vitamins mineral and supplements. The Company has taken a charge to profit and loss in respect of its share of the losses of The Healthy Forum of $29,517, as compared to nil in 1999. In 2001, the Company invested an additional $50,000 in the Healthy Forum.

     Provision for Income Taxes

     No provision has been made for income taxes in 1998, 1999 or 2000 as a result of the losses incurred by the Company. The Company has provided a 100% valuation allowance against the deferred tax asset arising on the net operating losses due to the uncertainty of their ultimate realization.

     Dividends Payable and Accretion of Common Stock

     During the year an increased charge of $2,563,872, as compared to $59,415 in 1999, for accretion of preferred stock was taken to profit and loss. This is explained in more detail below, but is incurred due to a substantial issuance of Series B Preferred Stock during the year, with the difference that arises between the subscription price and redemption value being charged to profit and loss.

Consolidated Balance Sheet

     Cash and Cash Equivalents

     The cash balance increased to $3,818,717 in 2000 from $5,818 in 1999. The receipt of over $9 million of cash during the year in relation to the issuance of Series B Preferred Stock is the most significant factor contributing to the improved cash position of the Company. This has been partly offset by the cash outflows from operating activities of $4,475,348 in 2000, as compared to $530,732 in 1999 and the purchases of property, plant and equipment of $825,787 in 2000, as compared to $244,381 in 1999. The increased cash outflows from operating activities are a direct effect of the increased activity during the year, particularly in research and development activities. The Company expects this level of activity will continue to increase during 2001. The purchase of the freehold property in March, Cambridgeshire, United Kingdom contributed to the increased cash outflow from investing activities. The cash outflows from investing activities are expected to fall during 2001, as the Company has purchased all significant assets required to execute its short and medium term business plan.

     The cash balance decreased to $5,818 in 1999 from $82,119 in 1998. Due to the limited level of activity during 1998, the cash demands of the Company were low in that year. Cash outflows from operating activities were $19,367. The first inflow ($100,000) of cash from the issuance of preferred shares occurred towards the end of 1998, as the Company commenced its fundraising program through the issue of preferred shares to accredited investors.

     Marketable Securities

     The level of marketable securities has remained static at $362,423 in 2000 compared to $367,306 in 1999. The Company's holding in EcoProgress decreased during the year, as the Company disposed of portions of the shareholding in EcoProgress during periods when the share price improved. To counter this decrease, the Company has invested some of its resources in the share capital of a U.K. quoted company.

     Subsequent to the year-end, the Company received a further 853,177 shares of EcoProgress in settlement of the outstanding debt owed to the Company by them. The amount outstanding at December 31, 2000 was $228,670.

     Accounts Receivable

     The Company's increased activity during 2000 is the main reason for the increase in accounts receivable to $826,251 in 2000 from $201,803 in 1999. The new agreements signed during 2000 have contributed to this increase. It should be noted that 63.5% of the balance at December 31, 2000 is included within deferred income due to revenue recognition criteria not yet being met.

     The balance of $12,675 in 1998 was as a result of the first sales of the Company during that year.

     Amounts Due from and to Related Parties

     The balance due from related parties at December 31, 2000 was $365,705 compared with an amount owed to related parties by the Company at December 31, 1999 of $780,850.

     All of the balance in 1999 was in respect of amounts owed to the Company by The Jade Partnership International, Inc. ("Jade"). Since the management agreement with this Company was cancelled on March 31, 2000, this balance has steadily reduced and the position at the end of 2000 was that Jade owed $111,323 to the Company.

     The remainder of the amounts owed to the Company in 2000 relate to a loan to The Healthy Forum and a balance outstanding from Trutona. Note 10 of the financial statements includes more detail of these balances.

     The amount owed to related parties in 1999 of $780,850 was similar to the balance at December 31, 1998 of $758,365 and was all due to Jade. During the early stages of the Company's development, Jade supported the Company in terms of providing a loan facility to enable the Company to meet short term capital requirements. As the Company has developed, the need for such a facility has been eliminated.

     Prepaid Expenses and Other Current Assets

     This balance in 2000 of $1,789,172 represents a significant increase compared to the balance of $61,174 in 1999. The main factor that has caused the increase is a prepaid expense of $1,273,000 for warrants issued on December 1, 2000 to third parties in Muslim states in return for sales and consultancy services to be provided in 2001 and 2002. This value is arrived at using the intrinsic value of the warrants as at the year-end and amortizing the amount over a period of two years. Additionally, an amount of $417,500 was due to the Company in relation to sales of Series B Preferred Stock immediately before the year-end. The monies in respect of this item were received in the first two weeks of 2001.

     Prepaid expenses and other current assets increased to $61,174 in 1999 from $52,357 in 1998. These amounts are consistent year to year due to the underlying amounts being in existence in both years, e.g rent and insurance.

     Property, Plant and Equipment

     Property, plant and equipment has increased to $881,463 in 2000 from $326,629 in 1999. The purchase of the freehold property in March, Cambridgeshire, United Kingdom in the second quarter of 2000 for $547,500 is the reason for the increase.

     The increase to $326,629 in 1999 from $156,792 in 1998 was a result of purchases of general equipment, such as laboratory and office equipment as the Company's operations expanded.

     Goodwill

     The decrease in the balance during 2000 to $5,425,389 from $6,103,565 in 1999 is caused by the amortization charge during the year. The goodwill which arose on the reverse acquisition of BTL in 1998 is being amortized over a period of ten years.

     The balance of $6,781,739 at December 31, 1998 represents the original value of the goodwill arising on the BTL reverse acquisition, which was completed on December 31, 1998. No amortization was charged during 1998.

     Intangible Assets

     Intangible assets have decreased during 2000 to $1,094,506 from $1,232,289 in 1999. The most significant item included within intangible assets is the licence purchased from Trutona International, Inc. in 1999. The amortization of this license, which is being amortized over a period of ten years is the reason for the decrease in the balance this year.

     Intangible assets increased significantly during 1999 to $1,232,289 from $32,569 in 1998. The increase was caused by the acquisition of the license from Trutona noted above.

     Deferred Revenue

     The deferred revenue balance has increased by over 44% in 2000 to $1,763,305 from $1,221,954 in 1999. This is a result of the new agreements signed during the year where all revenue recognition criteria have not yet been met. The revenue recognition criteria for the entire balance of deferred income are expected to be met during 2001. However, the Company expects that the deferred revenue balance will continue to increase as new agreements are signed during 2001.

     Deferred revenue in 1998 was $114,456. This balance was considerably lower than $1,221,954 in 1999, as the Company had only started to generate its first sales towards the end of 1998. The signing of the Company's first material agreements during 1999 contributed to the increased balance at the end of that year.

     Accounts Payable

     The accounts payable balance has decreased to $173,185 in 2000 from $387,912 in 1999. The accounts payable balance is low because the majority of the Company's expenditures relates to staff costs or sub-contractor development costs which are paid in the month in which the expenditure is incurred. Timing differences in the receipt of invoices around the year-end cause the fluctuation in the balance which is expected to be relatively small at all times.

     The accounts payable balance increased from $287,315 in 1998. Timing differences in the receipt of invoices around the year-end cause the fluctuation in the balance which is expected to be relatively small at all times.

     Accrued Expenses

     Accrued expenses have increased to $422,230 in 2000 from $362,855 in 1999. The Company's increased activity is the reason for this increase. The level of accrued expenses at December 31, 1998 at $53,716 was much lower than $362,855 in 1999 due to the relative stage of the Company's development.

     Series A and Series B Preferred Stock

     The balance of $341,060 in 2000 represents an increase of 169% compared to $126,595 in 1999. There has been significant levels of activity in 2000 mainly in respect of Series B Preferred Stock. During 2000, 3,802,818 shares of Series B Preferred Stock were issued, with the majority (3,718,818) being converted to Common Stock during the year. This activity generated cash proceeds of $9,089,546 for the Company. The majority of the remaining Series B Preferred Stock have been converted into shares of Common Stock in the first quarter of 2001. The accreted portion of the outstanding preferred stock is credited to additional paid-in capital when converted to Common Stock.

     The balance of $126,595 in 1999 represents an increase of 26.6% on the balance in 1998 of $100,000. The balance in 1998 arose as a result of the first sale of Series A Preferred Stock to accredited investors. During 1999, the level of activity was much greater with 1,215,235 shares of Series A Preferred Stock being issued, of which $1,174,055 had been converted to shares of Common Stock at December 31, 1999. The first shares of Series B Preferred Stock were issued during 1999. Cash generated from sales of preferred stock during 1999 was $1,339,235.

     Common Stock and Additional Paid-In Capital

     The number of shares of Common Stock issued and outstanding increased to 45,611,541 in 2000 from 36,002,800 in 1999. Almost all of this increase was a result of the conversion of Series A and Series B Preferred Stock during the year. The accreted portion of these shares represents 87% of the increase in additional paid-in capital to $23,195,285 in 2000 from $9,861,562 in 1999. 10%
of the increase in additional paid-in capital to $23,195,285 in 2000 $9,861,562 in 1999 arises on the issuance of 5,311,158 warrants (at an intrinsic value of $1,328,000), to third parties in Muslim states in return for sales and consulting servies to be provided in 2001 and 2002.

     The number of shares of Common Stock issued and outstanding in 1999 of 36,002,800 increased from 28,484,214 in 1998. During 1999, the Company issued equity for debt of $758,365, which resulted in the issuance of 2,708,448 shares. The balance of shares issued were 2,935,138 in relation to the conversion of Series A Preferred Stock and a further issuance of 1,875,000 shares in relation to the license acquired from Trutona. The movement in additional paid-in capital during that year was a result of the accreted portion of the Series A Preferred Stock and the excess over the nominal value of the shares of the other issues.

Liquidity and Capital Resources

     Since its inception, the Company has financed its operations primarily through the sale of preferred stock to accredited investors. As at December 31, 2000, the Company has cash and cash equivalents of $3,818,717 compared to $5,818 in 1999.

     During 2000, the Company received $9,089,546 from the sale of shares of Series A and B Preferred Stock at par value as compared to $1,175,235 in 1999. All sales in 2000 were of Series B Preferred Stock, whereas the majority in 1999 was from the sale of Series A Preferred Stock. These proceeds have been used to reduce trade and short term liabilities to a minimal amount and for general working capital purposes, including research & development and the building, design and upgrade of further plant and machinery and for expansion of the business during the year.

     Management anticipates making further offerings of the Company's securities to provide for subsequent working capital needs as such arise, although such offerings may not be successful.

     The funds raised from the sale of Series B Preferred Stock has been applied to funding the net cash used in operating activities. The net cash used in operating activities has increased from $530,732 in 1999 to $4,475,348 in 2000, an increase of 743%. The Company has invested $825,787 in property, plant and equipment, an increase of 238% from $244,381 in 1999.

     As at December 31, 1999, the Company had cash and cash equivalents of $5,818 compared to $82,119 in 1998. During 1999, the Company received $1,175,235 from the sale of Series A and B Preferred Stock and $164,000 in relation to the sale of the license to EcoProgress. These proceeds were used to fund working capital requirements and the acquisition of various fixed assets as the Company expanded.

     During the year, the Company executed a number of different agreements, the principle of which were an agreement with a Fortune 500 company for a license and machine, agreements with Peter Black for a license, machinery and film supply, and research and development collaboration agreements with Boots and Nestec York Limited (part of Nestle). Other sales were made, but the material agreements were the foregoing.

    Management believes that the aforementioned actions and activities by themselves will generate sufficient cash to fully meet its working capital requirements for the 12 months following the date of this report. However, any material delay in completing the production of the initial range of XGel(TM) FS could have a material adverse effect on the Company's cash flow and may require the Company to seek additional financing.

     The Company is in discussion with several parties regarding joint ventures, license agreements and distribution agreements for its XGel(TM) FS and derived products. The Company also continues to investigate a number of other long-term funding scenarios and opportunities and to this end has engaged Close Brothers Corporate Finance Limited as its corporate finance advisors.

     No guarantee can be given that any additional financing required by the Company would be available on terms acceptable to the Company or at all.

RISK FACTORS

     References herein to "we," "us" or "our" refer to the Company. Statements in this report concerning the future results of operations, financial condition and business of the Company are "forward-looking" statements as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934. Investors are cautioned that information contained in these forward-looking statements is inherently uncertain, and that actual performance and results may differ materially due to numerous risk factors, including but not limited to the following:

     Our limited operating history makes evaluating our business difficult.

     We began demonstrations of the XGel(TM) FS during the early part of 2000 and executed the first sale of a license and XGel(TM) FS during August 2000. Accordingly, we have only a limited operating history in order to evaluate our business. The risks, expenses and difficulties that an early-stage company like ours faces must be considered. These risks include our ability to:

     o successfully complete the production engineering, manufacture and commissioning of each of the three XGel(TM) FS that currently form the Company's product offering;

     o    successfully respond to competitive developments;

     o    continue to upgrade our products and service offerings;

     o    continue to attract, retain and motivate qualified personnel; and

     o continue to attract financing to support the planned growth of our business.

     Our quarterly operating results may fluctuate significantly and you should not rely on them to predict our future performance.

     Our quarterly revenues, expenses and operating results may vary significantly from quarter to quarter due to a number of factors. Therefore, period-to-period comparisons of results of operations should not be relied on as an indication of future performance. Moreover, our operating results may fall below our expectations in some future quarters. This could cause the trading price of our common stock to decline.

     Our business may suffer if new customers do not accept our product offerings.

     We currently derive the majority of our revenues from our XGel(TM) FS and associated services. We anticipate that these sources will continue to account for a majority of our revenues for the foreseeable future. As a result, our business will suffer if the market does not accept our product offerings and our future enhancements of these product offerings. If demand for our product offerings drops as a result of competition, technological change or other factors, our business could be substantially harmed.

     The market for gelatin replacement materials and means of processing is still emerging and it may not continue to grow. Even if the market does grow, businesses may not adopt our product offerings. We have expended, and intend to continue to expend, considerable resources educating potential customers about the XGel(TM) FS and our services in general and about the features of the XGel(TM) FS and new product development opportunities afforded by it in particular. However, our product offerings may not achieve any additional degree of market acceptance. If the market for our product offerings fails to grow or grows more slowly than we currently anticipate, our business would be materially harmed.

     We depend on a few industries for most of our sales, and we may not be successful in expanding beyond those limited markets.

     A substantial portion of our revenues has been derived from sales to manufacturers of fast moving consumer goods, vitamins herbs and minerals and confectionery products. We may not continue to be successful in these markets. In addition, we may not be successful in achieving significant market acceptance in other markets that we target.

     The loss of one of our largest customers could cause our revenues to drop quickly and unexpectedly.

     In fiscal 2000, our top three customers accounted for 96% of total revenues, with one customer accounting for 67.5% of total revenues. For legal reasons, we are unable to disclose the name of our 67.5% customer. The two other customers that contribute the remaining 28.5% ae Books and EcoProgress We cannot be certain that our current customers will continue to do business with us, that business from existing customers will continue at the levels of previous periods, or that we will be able to do a significant amount of business with new customers. If we lose one of our customers, our revenues could drop more quickly than we could reduce expenses. This could substantially harm our financial results.

     We depend upon licenses with manufacturers for revenues.

     Revenues from the Company's technologies will be dependent upon the production and sale of products utilizing the Company's technologies. The Company does not currently possess the ability or resources necessary to complete on its own the development, testing, regulatory approval process and commercialization for products utilizing its technologies and the Company does not currently intend independently to market products incorporating its technologies in the foreseeable future. It is the Company's strategy to seek to enter into agreements with manufacturers which will assist the Company in developing, testing and obtaining governmental approval for, and the marketing and commercialization of, the various formulations of its technologies. There can be no assurance that the Company will be able to enter into additional collaborative arrangements with respect to product development utilizing the Company's technologies, that any existing or future collaborative arrangements will be successful, that milestones in such agreements will be met or that the terms of any future development agreements entered into will be favorable to the Company. If the Company is unable to obtain development assistance and funds from manufacturers to fund a portion of its product development costs and to commercialize products, the Company may have to delay, scale back or curtail one or more of its activities.

     The Company has no control over the resources and attention devoted by its collaborative partners to the development of a product candidate and, to the extent resources devoted are limited, the Company may be adversely affected. If any of the Company's collaborators breaches or terminates its agreement with the Company or otherwise fails to conduct its collaborative activities in a timely manner, the development or commercialization of the product candidate or research program under such collaborative agreement may be delayed, and the Company may be required to devote unforeseen additional resources to continue such development or commercialization, or terminate such programs. The termination of collaborative arrangements could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements between collaborators and the Company could lead to delays in the collaborative research, development or commercialization of certain product candidates, or could require or result in litigation or arbitration, which would be time consuming and expensive and would have a material adverse effect on the Company's business, financial condition and results of operations.

     We need to manage our growth effectively or we may not succeed.

     We have grown rapidly, with total revenues increasing from $293,582 in 1999 to $925,351 in 2000. The number of our employees has increased from 7 at December 31, 1999, to 22 at December 31, 2000, and to 24 at the end of the first quarter of 2001. Our operating and financial systems and the geographic distribution of our operations and customers have also experienced substantial growth over this period. Our future operating results will depend on the ability of our officers and other key employees to continue to implement and improve our operational, customer support and financial control systems, and to expand, train and manage our employee base. Our failure to expand and integrate these areas in an efficient manner could cause our expenses to grow, our revenues to decline or to grow more slowly than expected, and could have a material adverse effect on our business.

     We need additional cash to operate our business and our viability as a going concern is uncertain.

     Since our inception, we have incurred significant losses and negative cash flow from operations, and as of December 31, 2000, we had an accumulated deficit of approximately $11.4 million. Based on our present operating expenses, taking into account available cash reserves, we will not be able to continue as a going concern without an increase in cash flow from operations and/or the infusion of addition capital to fund operations. During fiscal 2001, we expect to meet our working capital obligations and other cash requirements with cash derived from operations and from placement of additional equity by issuance of either common or preferred stock.

     There can be no assurance however that we will be able to continue as a going concern, that cash from operations and the other sources described above will be achieved or will be sufficient for the Company's operating needs or that the Company will be able to achieve profitability on a consistent basis, if at all. In the event that cash flow from operations is less than anticipated and we are unable to secure additional funding, in order to preserve cash, we would be required to further reduce expenditures and effect further reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our operations. Even if we obtain additional working capital in the near future, the need for additional funding may be accelerated and there can be no assurances that any such additional funding can be obtained on terms acceptable to us, if at all.

     Our stock price or our business could be adversely affected if we are not able to efficiently integrate acquisitions.

     We have consummated and we may continue to pursue acquisitions that provide new technologies, products or service offerings. Future acquisitions by us may involve potentially dilutive issuances of equity securities. We also may incur substantial additional liabilities and expenses, such as debt or amortization expenses related to goodwill and other intangible assets. If any of these occur, the market price of our common stock and our financial results could suffer.

     o    acquisitions also involve numerous risks, including:

     o    difficulties in the assimilation of the operations, technologies,

     o    products and personnel of the acquired company;

     o    the diversion of management's attention from other business concerns;

     o risks of entering markets in which we have no or limited prior experience; and

     o    the potential loss of key employees of the acquired company.

     If we are not successful integrating acquisitions, it could increase our expenses and harm our business.

     Competition could reduce our market share and harm our business.

     Our competitors may be able to develop products and services that are more attractive to businesses than our products and services. Most of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and larger customer bases. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They also may be able to devote greater resources to the promotion and sale of their products and services than us. If these companies introduce products and services that effectively competed with our products and services, they could be in a position to charge lower prices. This could give them a competitive advantage over us.

     In order to be successful in the future, we must continue to respond promptly and effectively to the challenges of technological change and competitors' innovations. If we cannot compete successfully with existing or new competitors, we may have to reduce prices on our products, which could lead to reduced profits. We could also lose market share, which would materially and adversely affect our business.

     We need to continually develop new products or we risk technological obsolescence.

     Vitamin, mineral, supplement and drug delivery, biotechnology, pharmaceutical science and manufacturing are evolving fields in which developments are expected to continue at a rapid pace. The Company's success depends, in part, upon maintaining a competitive position in the development of products and technologies in its areas of focus. The Company's competitors may succeed in developing competing technologies or obtaining regulatory approval for products more rapidly than the Company or its customers. There can be no assurance that developments by others will not render the Company's products or the compounds used in combination with the Company's products uncompetitive or obsolete.

     We have a limited ability to protect our intellectual property rights and others could infringe on or misappropriate our proprietary rights.

     Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we protect through a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions.

     We may not have protected all of our intellectual property rights as part of our arrangements agreed to with customers and suppliers. In addition, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States and Europe. Furthermore, our competitors may independently develop technology similar to ours.

     The number of intellectual property claims may increase as the number of competing products grows and the functionality of products in different industry segments overlaps. Although we are not aware that any of our products infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to current or future products. Any of these claims, with or without merit, could be time-consuming to address, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, might not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business.

     We depend on key personnel for our success.

     The Company's success depends upon the continued contributions of its executive officers and scientific and technical personnel. During the Company's operating history, many key responsibilities within the Company have been assigned to a relatively small number of individuals. The competition for qualified personnel is intense, and the loss of services of certain key personnel could adversely affect the business. The Company has employment agreements with each of its senior management and certain key scientific personnel.

     Our founders, officers and principal stockholders have substantial control over our voting stock and have the ability to make decisions that could adversely affect our stock price.

     As of May 14, 2001, affiliates held 16,722,425 shares, or 33.9%, of our outstanding Common Stock. Consequently, this group will be able to control the outcome of all matters submitted for stockholder action, including the election of members to our Board of Directors and the approval of significant change in control transactions, which may have the effect of delaying or preventing a change in control. Representatives of the existing stockholders constitute all six directors and will therefore have significant influence in directing the actions of the Board of Directors.

     We may be subject to future product liability claims.

     While our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, it is possible that these provisions may not be effective under the laws of certain jurisdictions. Although we have not experienced any product liability claims to date, we may be subject to claims in the future. A successful product liability claim brought against us could have a material adverse effect on our business. Moreover, defending these claims, regardless of merit, could entail substantial expense and require the time and attention of key management personnel.

     Our common stock price is likely to be volatile and could drop unexpectedly.

     The market for securities of most high technology companies, including our common stock, has been highly volatile. It is likely that the market price of the common stock will continue to fluctuate widely in the future. Factors affecting the trading price of our common stock include:

     o responses to quarter-to-quarter variations in our results of operations;

     o the announcement of new products or product enhancements by us or our competitors;

     o    technological innovation by us or our competitors; and

     o general market conditions or market conditions specific to particular industries.

     If we fail to maintain our OTC Bulletin Board listing, liquidity of your investment will be adversely affected.

     The OTC Bulletin Board in which we trade our common stock has established certain maintenance listing requirements that must be satisfied in order for a company's shares to continue to be listed. We cannot assure that we will always be able to meet the OTC Bulletin Board listing requirements in the future. Failure to meet the OTC Bulletin Board maintenance listing requirements could result in the delisting of our common stock from the OTC Bulletin Board, which may adversely affect the liquidity of our shares. In addition, on the OTC Bulletin Board, our stock is currently traded with limited volume.

     Under certain circumstances, our common stock may be considered a penny stock which could negatively impact the market for our common stock.

     The Securities Enforcement and Penny Stock Reform Act of 1999 requires additional disclosure, relating to the market for penny stock, in connection with trades in any stock defined as a penny stock. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be an equity security that has a market price of less than $5.00 per share; subject to certain exceptions. Such exceptions include any equity security that has net tangible assets of at least $2,000,000. We currently meet such exception, but cannot assure that we will always meet such exception. Unless an exception is available, the regulations require the broker provide any customer with:

     o    a risk disclosure document

     o    disclosure of market quotations

     o disclosure of the compensation of the broker-dealer and its salesman in the transaction; and

     o monthly account statements showing the market values of our securities held in the customer's account

     The market quotation and compensation information must be provided before effecting the transaction and must be contained on the customers' confirmation. These requirements may make brokers less willing to engage in transactions of our securities. This may make it more difficult for our stockholders to sell their securities.

Item 7. Financial Statements and Supplementary Data.

     The financial statements of the Company for its 2000 fiscal year are attached hereto at pages F1 to F16.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On March 8, 1999, the Company informed Halliburton, Hunter & Associates that it would not retain them as the independent accountant to audit the financial statements of the Company as of and for the year ended December 31, 1998, because it had retained Arthur Andersen & Company on such date. The Company had no disagreement with its former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which would have caused the accountant to make reference in its report upon the subject matter of the disagreement. Further, the former principal accountant's report on the financial statements did not contain an adverse opinion or a disclaimer of opinion nor was modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the full Board of Directors of the Company, which then had no audit or similar committee.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following sets forth certain information with respect to each of the directors, executive officers and certain key employees of the Company.

     Barry J. Muncaster, 55, has served as Chairman of the Board of Directors and Chief Executive Officer of the Company, BioProgress Technology and BTL since November 1997. Mr. Muncaster also served BioProgress Technology as President since its inception in 1996 until the engagement of Mr. Bowers in 1999. He has served in similar positions with DNL since the acquisition of that entity as a wholly owned subsidiary in August 1998. Mr. Muncaster trained as a telecommunications engineer with British Telecom, and obtained a diploma in Telecommunications Engineering in 1970 from the Cambridge College of Arts and Technology. Since 1970, Mr. Muncaster has been involved at the executive and senior executive level with companies engaged in the development and commercialization of high technology products, which include laser-based systems employed in high energy physics experiments, electronic taxi meters, personal computer systems and home banking systems. He is a co-founder, and served as Chief Executive Officer, of Oric Products International, Limited which, within three years of its start-up, manufactured and sold in excess of 300,000 personal computers, achieving annual sales revenues in excess of $45,000,000 prior to its sale in 1983 to an investment company quoted on the London Stock Exchange. Since 1987, Mr. Muncaster has been a Managing Director and shareholder in Jade

Partnership International, Inc. ("Jade"), a firm of management consultants which specializes in assisting developmental companies engaged in high technology activities. Jade was the sole shareholder of BioProgress Technology prior to its acquisition by the Company and now owns a substantial portion of the outstanding shares of Common Stock.

     Gregory L. Bowers, 49, has served as a Director of the Company and as President of BioProgress Technology since April 1999. From April 1996 to April 1999, Mr. Bowers was employed as the senior vice-president of sales and marketing in Health and Nutrition with the Banner Pharmacap Division of Sobel International. In this capacity, Mr. Bowers was responsible for all sales and marketing activities of a $120 million domestic and international nutrition and generic drug business. From April 1994 until April 1996, Mr. Bowers was employed by Chase Pharmaceutical, a predecessor in interest to Sobel International, as executive vice president and general manager. In this capacity, he was responsible for all business operations of a $55 million, 350 employee pharmaceutical and nutritional products manufacturer, reported directly to the chief executive officer of a parent company and directed the senior vice president technical affairs, vice president of finance, vice president operations and vice president sales and marketing. From April 1990 to April 1994, Mr. Bowers served as executive vice president of sales and marketing for Chase Pharmaceutical. In this capacity, he reported directly to the chief executive officer and was responsible for sales and marketing for Chase Laboratories (generic drug division), Chase Pharmaceutical (prescription and over-the-counter contract manufacturing) and Encapsulations, Inc. (nutritional products). Mr. Bowers developed and directed long- and short-term sales and marketing strategies, including establishing operating budgets and negotiating licenses and royalty agreements domestically and internationally. Prior to being engaged by Chase Pharmaceutical, Mr. Bowers worked in various sales and marketing positions in the pharmaceutical and other industries. Mr. Bowers is a member of the American Association of Pharmaceutical Scientists, National Association of Chain Drugstores, National Wholesale Drug Association, National Association of Pharmaceutical Manufacturers, and Council for Responsible Nutrition. He received a Bachelor of Arts in Biology at the University of Texas and also attended Columbia University, participating in their executive marketing program.

     Malcolm D. Brown, 42, has served as a Director and Executive Vice President of Research and Development of the Company since November 1997, and for BioProgress Technology and BTL from each of their inception in 1996. He has served in similar positions with DNL since the acquisition of that entity as a wholly owned subsidiary in August 1998. He is responsible for the direction and implementation of the research and development program of BTL, the production engineering of its products, and the environmental, safety and performance compliance of all raw materials used by such entity. Mr. Brown received a Bachelor of Science Degree (Honors) in Applied Biology from Northeast London University in 1984 and a Masters of Science Degree in Microbiology from London University in 1986. Prior to his affiliation with BioProgress Technology and BTL, Mr. Brown held senior research positions with Gestetner Corporation and Ferrisgate Limited, where he worked on the formulation of specialist inks and coating used in industrial processes. Mr. Brown is also a director, officer and shareholder of The Jade Partnership.

     Robert Graham Mason Hind, 51, has served as a Director and Vice President of Sales and Marketing of the Company since 1998. He has served as Managing Director of DNL since 1997 and Managing Director of BTL since 2000. From 1994 until 1997, Mr. Hind served as Managing Director of Functional Nutrition Ltd.

     James T.C. Longley, 41, has served as a Director, Chief Financial Officer, Treasurer and Secretary of the Company since November 1997, and of BioProgress Technology and BTL since inception in 1996. He has served in similar positions with DNL since the acquisition of that entity as a wholly owned subsidiary in August 1998. He received a Bachelor of Arts degree in accounting with honors from Leeds University in 1980, was admitted to the Institute of Chartered Accountants in England in July 1983 and was admitted as a fellow to the Institute of Chartered Accountants in England and Wales in 1993. In 1983, Mr. Longley joined Arthur Andersen, where he worked for two years as Senior Accountant, Auditing Division. He then served for three years as a manager in the Merchant Banking Division of Creditanstalt-Bankverein before leaving to join Touche Ross and Co., another accounting firm, as a senior manager in its corporate finance division. In 1991, Mr. Longley founded Dearden Chapman Chartered Accountants and Registered Auditors in the United Kingdom where, in addition to providing services to a range of clients until 1997, he participated as part of a management team which successfully completed a (pound)10.5 million (Sterling) management buy-out within the trailer manufacturing industry, and served as the finance director of The Fleet Management Group Limited, which had annual revenues of (pound)18 million (Sterling) during such time.

     Edward Z. Nowak, 47, has served as the Director of Research and Development of BTL since 1997. He received a Bachelor of Science Degree in Applied Chemistry from Stockport University in the United Kingdom in 1978. Mr. Nowak then joined Ciba Geigy agrochemical and industrial chemical divisions, where he worked for 12 years. He headed up formulations groups and pioneered technology in micro-emulsions, granulation and polymer seed coatings. In 1989, Mr. Nowak joined Jeyes Group, where he was research and development manager. In 1992, until 1997, Mr. Nowak joined Bush Boake Allen's fragrance division as European technical manager. He developed a number of new products for launch within the personal care and household sectors for both Jeyes and Bush Boake Allen. Mr. Nowak has been responsible for much of the product and process development of encapsulation technology at BTL.

     Larry C. Shattles, 57, has served as a Director of the Company and Executive Vice President of BioProgress Technology since June 1999. Prior to such date, since 1995, he was President of Trutona. From 1989 to 1995, he was President of Shattles and Associates, a publisher's representative firm contracting with leading publishers such as Time, Inc., American Express, Meredith, and Hearst. He was also employed for 12 years with Time, Inc. He has a Bachelor of Arts Degree from Oglethorpe University.

     Dr. Stephen Kessel, 45, has served as Project Manager of XGelTM FS for ingestible products since July 2000. Dr. Kessel has a BSc (Hons) degree in aeronautical engineering and a PhD in mechanical engineering. He began his career in 1977 working for Lucas CAV Ltd of Gillingham as a development engineer, where he had hands-on involvement in the development of new fuel injection systems for small diesel cars. In 1981, he joined Thames Polytechnic School of Engineering as a research fellow and then as a lecturer. During his time there, Dr. Kessel undertook research, undergraduate teaching, consultancy and teaching of specialist courses for industry. In January 1988, Dr. Kessel joined Cryovac Company in St. Neots as a sales engineer, where he provided technical support to the U.K. sales force in the application of packaging machines and design of packaging systems. In 1989, Dr. Kessel moved to Cryovac's packaging and technical center in Milan, Italy, as European safety manager where, among other things, he was responsible for ensuring that all current Cryovac machines complied with Machinery Safety Directive, which came into force in 1995. In 1997, Dr. Kessel moved to Cryovac's customer equipment center in Kriens, Switzerland as the safety and technical documentation manager. In January 1999, he became Cryovac's safety and special project manager, still based in Switzerland. Dr. Kessel is a member of the Institute of Mechanical Engineers.

     Dr. Louise Mulroy, 28, has served as Project Manager in charge of research into specialist films for use in disposable medical products since July 2000. Dr. Mulroy has a PhD in physical chemistry and a BSc (Hons), joint honors in chemistry and geology. She began her career working as a postdoctoral research assistant in the chemistry department of Keele University, Staffordshire, where she worked on a project that investigated the development of age related macular degeneration, which was funded by Wellcome Trust. She worked there from May 1997 until March 1998, when she became a CIMIT Research Fellow at the Wellman Labs of Photomedicine, at Massachusetts General Hospital, Harvard Medical School, Boston, Massachusetts. There, Dr. Mulroy managed a project that investigated photochemical tissue bonding and its application in corneal surgery. She was awarded a fellowship from the Center for Innovative Minimally Invasive Therapy and a patent has been submitted for the technique developed.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Act of 1934, as amended ("Exchange Act"), requires the executive officers and directors of the Company, and persons who beneficially own more than 10% of the Common Stock, to file initial reports of ownership and reports of changes in ownership with the Commission. These officers, directors and shareholders are also required to furnish the Company with copies of certain of these reports. Based solely on a review of copies of reports furnished to the Company during its fiscal year ended December 31, 2000, and thereafter, or written representations, if any, received by the Company from these persons that no other reports were required, the Company believes that, during 2000, not all applicable Section 16(a) filing requirements were satisfied by any of the Company's reporting persons. Specifically, Forms 4 should have been filed with respect to the stock options granted to the Named Executive Officers (as hereinafter defined) during 2000. The Company is in the process of endeavoring to assist the reporting persons to file these reports as soon as practicable.

Item 10. Executive Compensation.

     The following summary compensation table sets forth the compensation of Barry J. Muncaster, the Chief Executive Officer of the Company and the other four most highly compensated executive officers of the Company (the "Named Executive Officers") for the Company's last three completed fiscal years.



                                            SUMMARY COMPENSATION TABLE

                                   Annual Compensation             Long-Term Compensation
                                   -------------------             ----------------------
                                                                             Awards
                                                                   Restricted  Securities
                                                                     Stock     Underlying     All Other
Name and Principal                                                  Award(s)     Stock       Compensation
     Position           Fiscal Year      Salary($)   Bonus($)(1)       ($)      Options(#)       ($)
--------------------------------------------------------------------------------------------------------

Barry J. Muncaster         2000          149,162     76,338                   100,000(3)        692(5)
  Chief Executive          1999           24,000(2)     --           --       500,000(4)        --
  Officer and              1998              --         --           --           --            --
  Chairman

James T.C. Longley         2000          112,039     76,338          --       100,000(3)        513(5)
  Chief Financial          1999           24,000(2)     --           --       500,000(4)        --
  Officer,                 1998              --         --           --           --            --
  Treasurer,
  Secretary, and
  Director

Malcolm D. Brown           2000          111,556     76,338          --       100,000(3)      1,205(5)
  Executive Vice           1999           24,000(2)     --           --       500,000(4)        --
  President,               1998              --         --           --           --            --
  Research and
  Development, and
  Director

Greg L. Bowers             2000          125,000     37,500          --       100,000(3)     14,553(6)
  President of             1999           25,000(2)     --           --       500,000(4)        --
  BioProgress              1998              --         --           --           --            --
  Technology and
  Director

Graham R.M. Hind           2000          111,556     76,338          --       100,000(3)      1,731(5)
  Vice President           1999           24,000(2)     --           --       500,000(4)        --
  of Sales and             1998              --         --           --           --            --
  Marketing and
  Director

----------------------------------

(1) The figures reported in the bonus column represent amounts earned and accrued for each year and do not include amounts paid in each year which were earned and accrued in the prior year.

(2)  Consists of directors' remuneration.

(3) Consists of an option granted on November 27, 2000 to purchase 100,000 shares of Common Stock at an exercise price of $1.50 per share exercisable prior to December 31, 2005.

(4) Consists of an option granted on January 25, 1999 exercisable at any time before December 31, 2003 for up to 100,000 shares of Common Stock at a price of $0.35 per share, up to 100,000 shares of Common Stock at a price of $0.75 per share, up to 100,000 shares of Common Stock at a price of $1.25 per share, up to 100,000 shares at a price of $1.75 per share and up to 100,000 shares of Common Stock at a price of $2.25 per share.

(5)  Consists of health insurance.

(6) Consists of a $9,000 automobile allowance, $881.40 for life insurance and $4,671.60 for health insurance.






          OPTION GRANTS IN LAST FISCAL YEAR TO NAMED EXECUTIVE OFFICERS

                                                Individual Grants(1)
                          Number of        Percent of
                          Securities     Total Options
                          Underlying       Granted to      Exercise or
                           Options        Employees in      Base Price
Name                     Granted (#)      Fiscal Year         ($/sh)       Expiration Date
----                     -----------      -----------         ------       ---------------

Barry J. Muncaster       100,000           14.29%              1.50            12/31/05
James T.C. Longley       100,000           14.29%              1.50            12/31/05
Malcolm D. Brown         100,000           14.29%              1.50            12/31/05
Greg L. Bowers           100,000           14.29%              1.50            12/31/05
Graham R.M. Hind         100,000           14.29%              1.50            12/31/05

------------------------------

(1) All options listed herein were granted by the Company on November 27, 2000.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
          AND FISCAL YEAR-END OPTION VALUES TO NAMED EXECUTIVE OFFICERS

     None of the Named Executive Officers of the Company exercised any options during the last fiscal year.

Employment Agreements and Termination of Employment and Change-in-Control Arrangements

     The Company has employment agreements with each of its Named Executive Officers. The following summary of certain provisions of the employment agreements does not purport to be complete and is subject to and is qualified in its entirety by reference to the actual text of the employment agreements, copies of which are exhibits to the Company's SEC filings. Each of such executive officers waived the salary due to him in 1999 by virtue of his respective employment agreement.

     Employment Agreements with Barry J. Muncaster, James T. C. Longley, Malcolm
     D. Brown, Edward D. Nowak and Graham R.M. Hind

     On January 25, 1999, the Company entered into an employment agreement with each of Barry J. Muncaster, James T. C. Longley, Malcolm D. Brown, Edward D. Nowak and Graham R.M. Hind. All of the terms of such employment agreements are the same, except for the positions held by such executive officers, as follows:
Mr. Muncaster is to serve the Company as Chief Executive Officer; Mr. Longley is to serve the Company as Chief Financial Officer; Mr. Brown is to serve the Company as Executive Vice President of Research and Development; Mr. Nowak is to serve the Company as Director of Research and Development; and Mr. Hind is to serve the Company as Vice President. Each such executive officer serves in a similar capacity with BioProgress Technology, BTL and DNL, for which he receives no additional compensation.

     Each employment agreement is for a term of five (5) years. Pursuant to the employment agreement, the executive officer is entitled to receive cash compensation of $2,000 per month, subject to upward revision by the Board of

Directors every six months during the term of the employment agreement. The employment agreement also provides for a grant to the executive officer of an option which is exercisable on or before December 31, 2003. This option grants the executive officer the right to purchase up to 500,000 shares Common Stock in 100,000 share increments at prices per share of $0.35, $0.75, $1.25, $1.75 and $2.25, respectively. The executive officer must be an employee of the Company at the time that the options are exercised. In addition, under Mr. Nowak's employment agreement, these shares are to be registered under applicable securities laws before issuance.

     Employment Agreements with Greg L. Bowers

     On January 25, 1999 and June 1, 1999, Mr. Bowers and the Company entered into an employment and option agreement and employment agreement, respectively. The term of his employment, pursuant to which he is to serve as President of BioProgress Technology, commenced on June 1, 1999 and ends on May 31, 2004 and shall be automatically renewed for an additional five years unless either the Company or Mr. Bowers notifies the other no later than 12 months prior to the expiration of the initial term. Pursuant to such employment agreement, Mr. Bowers is entitled to receive cash compensation of $125,000 per year, subject to upward adjustment by an annual review of the Board of Directors. Pursuant to his employment agreement, Mr. Bowers is also entitled to base salary and incentive compensation program upward adjustment in accordance with certain projected gross revenue targets. Mr. Bowers' employment agreement also provides for a grant to him of an option which is exercisable on or before December 31, 2003. This option grants Mr. Bowers the right to purchase up to 500,000 shares Common Stock in 100,000 share increments at prices per share of $0.35, $0.75, $1.25, $1.75 and $2.25, respectively. The shares are to be registered under applicable securities laws before issuance. The executive officer must be an employee of the Company at the time that the options are exercised. During the term of Mr. Bowers' employment agreement, Mr. Bowers is prohibited from interfering with any existing relationship between the Company, any of its subsidiaries or affiliates or any of their customers, suppliers, employees or other persons with whom they do business or from competing with the Company. In addition, pursuant to the terms of his employment agreement, Mr. Bowers may not divulge any of the Company's confidential information.

     Further, under the terms of Mr. Bowers' employment agreement, the Company can terminate Mr. Bowers for Cause (as defined in his employment agreement), in which event the Company shall pay to Mr. Bowers any compensation, expenses and fringe benefits earned through the date of termination. If the Company terminates Mr. Bowers other than for Cause, then the Company shall pay Mr. Bowers all compensation, expenses and fringe benefits earned through the date of the termination plus a severance payment for the greater of $125,000 or 12 months of base salary at the monthly rate then in effect. In addition, in such event, Mr. Bowers has the right to exercise any stock option for one year after termination and shall be entitled to receive for one year any insurance benefits and/or allowances substantially similar to those which he had received immediately prior to such termination.

     In the event of a "sale of the Company," as defined in his employment agreement, or in the event Mr. Bowers is terminated by the Company other than for Cause or death, then the Company shall pay Mr. Bowers all compensation, expenses and fringe benefits earned through the date of termination and a severance amount in the total amount of the greater of $250,000 or 24 months of base salary at the monthly rate then in effect. In addition, Mr. Bowers shall have the right to exercise any stock options for a period of one year after termination and shall be entitled to receive for two years the insurance benefits and/or allowances substantially similar to those which he had received immediately prior to such termination. This severance payment pursuant to a sale of the Company shall be in lieu of the severance payment upon a termination by the Company not for Cause unless the latter is greater, in which event Mr. Bowers shall receive the greater amount.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information concerning beneficial ownership of the Company's Common Stock and Series B Preferred Stock by the directors, Named Executive Officers, all directors and executive officers as a group, and each person known by the Company to own more than 5% of the Company's Common Stock and Series B Preferred Stock as of March 31, 2001. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission.

T

                              Name and Address of            Amount and Nature of
Title of Class                Beneficial Owner               Beneficial Owner         Percent of Class(1)
--------------                ----------------               ----------------         -------------------

Common Stock                  The Jade Partnership            3,125,000                     6.3%
                              International Inc.(2)

Common Stock                  Barry J. Muncaster              8,398,109(2,3,4,5)           17.0%

Common Stock                  Malcolm D. Brown                4,564,277(4,5)                9.3%

Common Stock                  James T.C. Longley                600,000(4,5)                1.3%

Common Stock                  Graham R.M. Hind                  937,773(4,5)                1.9%

Common Stock                  Edward D. Nowak                   947,773(4,5)                1.9%

Common Stock                  Greg L. Bowers                    620,000(4,5)                1.3%
Series B Preferred                                               20,000                    18.5%

Common Stock                  Larry C. Shattles                 654,493(5)                  1.3%

Common Stock                  Directors and Executive        16,722,425(2,3,4,5)           33.9%
Series B Preferred Stock      Officers as a Group                20,000                    18.5%

----------------------------------

(1) With respect to Common Stock, based on 45,611,541 shares of Common Stock issued and outstanding on March 31, 2001, and including all of the 3,700,000 shares issuable under those options described in footnotes 4 and 5 below. With respect to Series B Preferred Stock, based on 108,000 shares of Series B Preferred Stock outstanding on March 31, 2001.


(2) The Jade Partnership is a Delaware corporation, the equity ownership of which is as follows: (i) 42.49% - Barry J. Muncaster; (ii) 21.22% - Joe Muncaster, the son of Barry J. Muncaster; (iii) 7.06% - Linda Zangus, the wife of Barry J. Muncaster; and (iv) 29.23% - Malcolm D. Brown. All 3,125,000 shares of Common Stock owned by Jade are attributed to Mr. Muncaster for this table.

(3) These shares include 3,808,634 shares owned directly by Mr. Muncaster and 864,475 shares held by his wife, as well as the 3,125,000 shares held by the Jade Partnership since Mr. Muncaster controls these entities.


(4) These shares include an option to acquire up to 500,000 shares of Common Stock. This option is currently exercisable in whole or in part at any time to time. The option was granted on January 25, 1999, and allows the holder to purchase 500,000 shares of Common Stock on or before December 31, 2003.

(5) These shares include an option granted on November 27, 2000, which allows the holder to acquire up to 100,000 shares of Common Stock on or before November 27, 2005.


Item 12. Certain Relationships and Related Transactions.

The Jade Partnership International, Inc.

     Jade is an affiliate of the Company because at the time of the transaction discussed below, Messrs. Muncaster and Brown were, and continue to be, controlling shareholders, directors and officers in Jade, and Jade was, and continues to be, a major shareholder in the Company.

     On April 1, 1998, the Company entered into a consulting and option agreement with Jade. According to the agreement, Jade assisted the Company in obtaining equity and debt financing, and provided general business management, administration services, international licensing and sales and marketing strategies. In the opinion of management, all transactions were at arms length. This agreement provided that the Company was to pay $50,000 per month as a fee to Jade which, at the option of Jade, was convertible into Common Stock of the Company at a price of $0.28 per share. On December 16, 1999, Jade elected to convert $356,595 of fees outstanding under the agreement into 1,273,556 shares of the Common Stock. The Company incurred management charges of $150,000 during 2000 and $600,000 in 1999 with respect to the agreement. The balance due from Jade to the Company at December 31, 2000 was $111,323, with $780,850 due to Jade in 1999. This agreement was canceled on March 31, 2000 and no further amounts will be paid by the Company to Jade under the agreement.

     In addition, the executive offices of the Company are provided free by Jade on a month-to-month basis.

Trutona International, Inc.

     Trutona is an affiliate of the Company since Messrs. Muncaster, Longley and Brown were at the time of the transaction, and continue to be, directors, officers and significant shareholders of Trutona and of the Company.

     On February 15, 1999, the Company acquired from Trutona patents, licenses and trademarks relating to a broad range of products. The Company paid Trutona $1,500,000 in the acquisition, half in the form of 1,875,000 shares of Common Stock and half paid on or before December 31, 1999 in cash.

     In connection with the acquisition of such patents, licenses and trademarks, the Company has recognized license fee revenues of $133,600 in 2000 and $88,862 in 1999, relating to a previous license agreement between Trutona and EcoProgress that has been assigned to the Company. The Company had a balance of $56,382 due to it from Trutona at December 31, 2000, and no amounts due to it in 1999.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000 AND 1999
TOGETHER WITH AUDITORS' REPORT

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of BioProgress Technology International, Inc:

We have audited the accompanying consolidated balance sheets of BioProgress Technology International, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioProgress Technology International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ARTHUR ANDERSEN LLP


New York, New York
May 21, 2001



BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

                                                 ASSETS                                 2000            1999
                                                 ------                             ------------    ------------
CURRENT ASSETS:
    Cash and cash equivalents                                                       $  3,818,717    $      5,818
    Marketable securities (Note 4)                                                       362,423         367,306
    Accounts receivable                                                                  826,251         201,803
    Amounts due from related parties (Note 8)                                            365,705            --
    Prepaid expenses and other current assets                                          1,789,172          61,174
                                                                                    ------------    ------------
              Total current assets                                                     7,162,268         636,101

PROPERTY, PLANT AND EQUIPMENT, net (Note 3)                                              881,463         326,629

EQUITY INVESTMENTS, net                                                                   20,482            --

GOODWILL, net  (Note 2)                                                                5,425,389       6,103,565

INTANGIBLE ASSETS, net (Note 5)                                                        1,094,506       1,232,289
                                                                                    ------------    ------------
              Total assets                                                          $ 14,584,108    $  8,298,584
                                                                                    ============    ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                       ------------------------------------

CURRENT LIABILITIES:
    Deferred revenue                                                                $  1,763,305    $  1,221,954
    Accounts payable                                                                     173,185         387,912
    Amounts owed to related parties (Note 8)                                                --           780,850
    Accrued expenses and other current liabilities                                       422,230         362,855
                                                                                    ------------    ------------
              Total current liabilities                                                2,358,720       2,753,571
                                                                                    ------------    ------------
              Total liabilities                                                        2,358,720       2,753,571
                                                                                    ------------    ------------
Redeemable convertible preferred stock, Series A, par value $1.00 (Note 9)                 3,120          51,475
Redeemable convertible preferred stock, Series B, par value $2.50 (Note 9)               338,040          75,120
                                                                                    ------------    ------------
                                                                                         341,160         126,595
                                                                                    ------------    ------------
STOCKHOLDERS' EQUITY:
    Common stock, $0.001 par value-
    50,000,000 shares authorized; 45,611,541 (1998: 36,002,800) shares
    issued and outstanding                                                                45,612    $     36,002
    Additional paid-in capital                                                        23,195,285       9,861,562
    Accumulated deficit                                                              (11,421,592)     (4,481,241)
    Accumulated other comprehensive income                                                64,923           2,095
                                                                                    ------------    ------------
              Total stockholders' equity                                              11,884,228       5,418,418
                                                                                    ------------    ------------
              Total liabilities and stockholders' equity                            $ 14,584,108    $  8,298,584
                                                                                    ============    ============

                 The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

                                                                                                            F-2



BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
DECEMBER 31, 2000 AND 1999

                                                                         2000            1999
                                                                     ------------    ------------

NET REVENUE                                                          $    925,351    $    293,582

COST AND EXPENSES:
    Cost of revenues                                                      543,987          21,458
    General and administrative expenses                                 3,782,402       1,602,322
    Realized and unrealized (profit) loss on marketable securities        (46,369)        752,694
    Professional fees                                                     842,293         334,637
    Management fee                                                        150,000         600,000
                                                                     ------------    ------------
              Total cost and expenses                                   5,272,313       3,311,111
                                                                     ------------    ------------
LOSS FROM OPERATIONS                                                   (4,346,962)     (3,017,529)

    Share of loss from equity investment                                  (29,517)           --
                                                                     ------------    ------------
LOSS BEFORE AND AFTER TAXATION                                         (4,376,479)     (3,017,529)

    Dividends payable and accretion of preferred stock                 (2,563,872)        (59,415)
                                                                     ------------    ------------
LOSS APPLICABLE TO COMMON SHAREHOLDERS                                 (6,940,351)     (3,076,944)
                                                                     ============    ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                        $      (0.17)   $      (0.10)
                                                                     ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                               40,401,395      30,159,566
                                                                     ============    ============


         The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                                                                                              F-3



BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
----------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
DECEMBER 31, 2000 AND 1999




                                                                Common              Additional
                                                    ----------------------------     Paid-in
                                                        Shares            Amount     Capital
                                                    ------------   ------------   ------------
Balance at December 31, 1998                          28,484,214         28,484      7,186,660

    Net loss                                                --             --             --
    Currency translation adjustment                         --             --             --
       Comprehensive loss                                   --             --             --

    Dividends payable                                       --             --             --
    Conversion of Series A preferred stock
    to common stock                                    2,935,138          2,935      1,171,120
    Accretion of preferred stock to redemption
    rate at December 31, 1999                               --             --             --
    Debt to equity conversion                          2,708,448          2,708        755,657
    Issuance of common shares                          1,875,000          1,875        748,125
                                                    ------------   ------------   ------------
BALANCE at December 31, 1999                          36,002,800         36,002   $  9,861,562

    Net loss                                                --             --             --
    Currency translation adjustment                         --             --             --

       Comprehensive loss                                   --             --             --

    Dividends payable                                       --             --             --
    Conversion of Series A preferred stock                97,950             98         58,166
    Conversion of Series B preferred stock             9,297,046          9,298     11,630,604
    Accretion of Series A and Series B preferred
    stock to redemption rate at December 31, 2000           --             --           19,085
    Issuance of options                                     --             --          105,000
    Issuance of common shares                            213,745            214        211,953
    Issuance of warrants                                    --             --        1,328,000
                                                    ------------   ------------   ------------

BALANCE at December 31, 2000                          45,611,541         45,612     21,195,285
                                                    ============   ============   ============


       The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                                                                            F-4


BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
-------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Con't)
DECEMBER 31, 2000 AND 1999


                                                                     Accumulated        Total
                                                                        Other       Stockholders'
                                                     Accumulated    Comprehensive      Equity
                                                       Deficit      (Loss) Income     (Deficit)
                                                    ------------    ------------    ------------
Balance at December 31, 1998                          (1,404,297)         (8,362)      5,802,485

    Net loss                                          (3,017,529)           --        (3,017,529)
    Currency translation adjustment                         --            10,457          10,457
                                                                                    ------------
       Comprehensive loss                                   --              --        (3,007,072)
                                                                                    ------------
    Dividends payable                                    (34,000)           --           (34,000)
    Conversion of Series A preferred stock
    to common stock                                         --              --         1,174,055
    Accretion of preferred stock to redemption
    rate at December 31, 1999                            (25,415)           --           (25,415)
    Debt to equity conversion                               --              --           758,365
    Issuance of common shares                               --              --           750,000
                                                    ------------    ------------    ------------
BALANCE at December 31, 1999                        $ (4,481,241)   $      2,095    $  5,418,418

    Net loss                                          (4,376,479)           --        (4,376,479)
    Currency translation adjustment                         --            62,828          62,828
                                                                                    ------------
       Comprehensive loss                                   --              --        (4,313,651)
                                                                                    ------------
    Dividends payable                                   (158,425)           --          (158,425)
    Conversion of Series A preferred stock                  --              --            58,264
    Conversion of Series B preferred stock                  --              --        11,639,902
    Accretion of Series A and Series B preferred
    stock to redemption rate at December 31, 2000     (2,405,447)           --        (2,405,447)
    Issuance of options                                     --              --           105,000
    Issuance of common shares                               --              --           212,167
    Issuance of warrants                                    --              --         1,328,000
                                                    ------------    ------------    ------------

BALANCE at December 31, 2000                         (11,421,592)         64,923      11,884,228
                                                    ============    ============    ============


        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                                                                     F-4 (Con't)



BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2000 AND 1999

                                                                                      2000           1999
                                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss before taxation                                                      $(4,376,479)   $(3,017,529)
    Adjustments to reconcile net loss to net cash used in operating activities-
       Changes in operating assets and liabilities-
       Depreciation and amortization                                                  950,079        888,998
       Loss on disposal of fixed assets                                               113,042           --
       Share of loss of equity investment                                              29,517           --
       Realized and unrealized loss on marketable securities                           49,928        752,694
       Compensation charge for stock options                                          105,000           --
       (Increase) in accounts receivable                                             (624,448)      (189,128)
       (Increase) in amounts receivable from related parties                       (1,146,555)          --
       Decrease (Increase) in prepaid expenses and other current assets                17,502        (8,816)
       Increase (decrease) in deferred revenue                                        541,351        (12,502)
       (Decrease) increase in accounts payable                                       (184,750)         1,476
       Increase in accrued expenses and other current liabilities                      50,465      1,054,075
                                                                                  -----------    -----------
       Net cash used in operating activities                                       (4,475,348)      (530,732)
                                                                                  -----------    -----------
CASH FROM INVESTING ACTIVITIES:
       Purchases of property, plant and equipment                                    (825,787)      (244,381)
       Purchase of investments                                                        (95,045)          --
       Purchase of intangibles                                                           --         (650,880)
                                                                                  -----------    -----------
       Net cash used in investing activities                                         (920,832)      (895,261)
                                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from sale of preferred stock                                        9,089,546      1,175,235
       Proceeds from sale of intangibles                                                 --          164,000
                                                                                  -----------    -----------
       Net cash provided by financing activities                                    9,089,546      1,339,235
                                                                                  -----------    -----------
       Effects of exchange rate changes on cash and cash equivalents                  119,533         10,457
                                                                                  -----------    -----------
       Net increase (decrease) in cash and cash equivalents                         3,812,899        (76,301)

CASH AND CASH EQUIVALENTS, beginning of year                                            5,818         82,119
                                                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                                            $ 3,818,717    $     5,818
                                                                                  ===========    ===========

NON CASH TRANSACTIONS
The Company issued equity for debt of  $29,977 (1999: nil) in relation to services provided by Mark Pierce in his role as the Company's attorney in 2000 and to The Jade Partnership International, Inc. in 1999.  The total number of common shares allocated was 32,703 (1999: 2,708,448).

As disclosed in Note 8, in 1999 the Company gave up common stock and paid cash to Trutona in exchange for patents, licenses and trademarks. Additionally in 1999, the Company completed the sale of a license to
EcoProgress for cash and shares in EcoProgress.


               The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                                                                                                         F-5

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


1.   BACKGROUND AND ORGANIZATION
     ---------------------------

History
-------

BioProgress Technology International, Inc. (the "Company"), was incorporated in California on March 5, 1990, under the name of U.S. Flywheel, Inc., as a subsidiary of Sunbird Technologies, Inc., a Utah corporation ("Sunbird Technologies"). In June, 1991, the Company acquired three patents and a license relating to flywheel technology from Sunbird Technologies and its affiliates in exchange for common shares of the Company "Common Stock". These shares of Common Stock were subsequently distributed to the stockholders of Sunbird Technologies after registration with the U.S. Securities and Exchange Commission ("Commission"). The Company subsequently transferred its flywheel technology to a partnership (the "Partnership") in exchange for a minority interest in the Partnership. The Partnership interest of the Company was subsequently sold, after which the Company began its search for a business in which to engage.

The Company changed its name to Famous Sam's Group Inc and briefly traded as a restaurateur under the name of Famous Sam's. The business subsequently ceased to trade and in 1997 the Company acquired its interest in BioProgress Technology Inc, as described in note 3.

Operations
----------

The Company has a limited operating history and is engaged primarily in the research, development, manufacturing, marketing, sales and distribution of products that use water soluble and biodegradable films for the dietary supplement, pharmaceutical, recreational and cosmetic industries and other applications. The Company's research and development operations are in the United Kingdom. The Company operates in one market segment.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries: BioProgress Technology, Inc., BioProgress Technology Limited ("BTL"), and DHA Nutrition Limited. All significant intercompany transactions and balances have been eliminated.

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

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

Accounting Policies
-------------------

The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has incurred recurring operating losses and negative operating cash flows since its inception and will require additional financing within the next 12 months. In addition, the Company will need to increase cash flows from operations and/or obtain financing in order to fund its working capital requirements for fiscal year 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing increases to cash flows and additional sources of financing and believes that such increases and additional financing will generate sufficient cash flow to fund the Company's operations through fiscal year 2001. Management's plan to increase the Company's cash flows from operations relies significantly on increases in revenue generated from its license agreements and research and development services provided to existing clients, and decreases in operating expenses. However, there are no assurances that such matters will be successfully consummated.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment is stated at cost. Depreciation of property, plant and equipment is provided for using the straight-line method over the estimated useful lives of the respective assets, ranging from 4 to 20 years (see Note 4). Amortization of leasehold improvements is provided for over the lesser of the useful life or the related lease term.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents represent all highly liquid investments with maturities of three months or less when purchased.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment is stated at cost. Depreciation of property, plant and equipment is provided for using the straight-line method over the estimated useful lives of the respective assets, ranging from 4 to 20 years (see Note 4). Amortization of leasehold improvements is provided for over the lesser of the useful life or the related lease term.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents represent all highly liquid investments with maturities of three months or less when purchased.

Revenue Recognition
-------------------

The Company generates revenues from licensing the rights to use its intellectual property in the Xgel (TM) film system, the sale of Xgel film systems, and research and development services to assist customers in gaining maximum benefit from the license. Revenues from license arrangements and the sale of Xgel (TM) film systems are recognized when there is persuasive evidence of an agreement with a customer, collectibility is probable and the fee is fixed or determinable. Revenues from research and development contracts are recognized rateably over the period to which the contract relates unless significant acceptance criteria exist. If acceptance criteria exist, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

Marketable Securities
---------------------

Marketable securities represent the Company's investment in the common stock of Consolidated EcoProgress Technology Inc, and UK quoted investments as described in note 5. Management considers these securities as trading securities. The value of these investments is marked to market value at each period end with any unrealized gain or loss included in the statement of operations in the period to which it relates.

Intangibles
-----------

Licenses are included at cost and depreciated in equal annual installments over a period of 10 years which is their estimated useful economic life. Provisions are made for any known impairments.

Goodwill
--------

Goodwill arising on the acquisition of BTL in 1998, representing any excess of the fair value of the consideration given over the fair value of the identifiable assets and liabilities acquired is capitalized and written-off on a straight-line basis over its useful economic life, which is considered to be 10 years. The amortization charge for 2000 and 1999 was $678,176 and $678,174 respectively.

Equity method of accounting
---------------------------

The Company's 29.9% investment in the Healthy Forum Limited (`HF') is accounted for under the equity method of accounting whereby the investment is carried at the cost of acquisition adjusted for the Company's share of undistributed earnings or losses since acquisition.

Subsequent to the reorganization of the share capital of HF on April 1, 2001 the Company exercised its option to purchase additional shares of common stock, increasing its shareholding to 46.6%.

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

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

Share-based compensation
------------------------

The Company has adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." As permitted by the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its employee share option plans. As a result, compensation expense related to options granted is measured based on the intrinsic value of the underlying common stock. See Note 12 for a summary of the pro-forma effects on reported net loss per share for the years ended December 31, 2000 and 1999 based on the fair value of options and shares granted as prescribed by SFAS No. 123.

Earnings Per Share
------------------

Effective for the year ended December 31, 1998 the Company adopted SFAS No. 128 "Earnings per share". The adoption of SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share. Basic and diluted loss per common share were calculated based upon the net loss available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period. There are 3,700,000 stock options outstanding at December 31, 2000 (1999: 3,000,000) which are not included in the earnings per share calculation as they would be anti-dilutive.

Foreign Currency Translation
----------------------------

The functional currency of foreign operations is the local currency. The financial statements of the foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at year end for balance sheet accounts and the average exchange rate in effect during the year for revenue and expense accounts with currency translation adjustments reflected in other comprehensive loss in stockholders' equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the consolidated statement of operations.

Concentration of credit risk
----------------------------

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash investments and trade receivables. The Company has cash investment policies that limit investments to investment grade securities and marketable securities. The Company performs ongoing credit evaluations of its customers' financial positions.

In 2000, our top three customers accounted for 96% of total revenues. For legal reasons we are unable to disclose the name of one of these customers. The other two customers are Boots and EcoProgress.

Research and Development
------------------------

Research and development costs are expensed as incurred.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999



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

To date the Company has not entered into any derivative instruments. Thus, the Company anticipates that SFAS No. 133 will not have a material impact on its consolidated financial statements.


3.   PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

Property, plant and equipment are stated at cost, net of depreciation, and consist of the following:

                                                                     Estimated
                                             2000         1999     Useful Lives
                                         -----------  -----------  ------------

       Freehold property                 $   547,500  $      --      20 years
       Leasehold improvements                   --        129,117       7
       Plant and machinery                   272,732      234,638       4
       Equipment under capital leases           --          4,021       4
       Office equipment                      222,743       36,807       4
       Laboratory equipment                   60,448       41,065       6
                                         -----------  -----------
                                           1,103,423      445,648
                                         -----------  -----------
       Less-Accumulated depreciation        (221,960)    (119,019)
                                         -----------  -----------
                 Total                   $   881,463  $   326,629
                                         ===========  ===========

The depreciation expense was $134,120 and $74,544 for 2000 and 1999 respectively.

4.   MARKETABLE SECURITIES
     ---------------------

Marketable securities consist of the following:

                                                       2000            1999
                                                     -------          -------
       Consolidated Ecoprogress Technologies Inc.    168,289          367,306
       Quoted UK investments                         194,134             --

                                                     -------          -------
                                                     362,423          367,306
                                                     =======          =======

The above investments are classified as trading securities and marked to market value at each period end, and any gain or loss is taken to the Statement of Operations.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


5.   INTANGIBLE ASSETS
     -----------------

                                                      2000         1999
                                                  -----------  -----------
       Trademarks, licenses, patents              $ 1,368,569  $ 1,368,569
       Less accumulated amortization                 (274,063)    (136,280)
                                                  -----------  -----------
       Net intangible assets                      $ 1,094,506  $ 1,232,289
                                                  ===========  ===========

The licenses were purchased from Trutona International, Inc., a related party as disclosed in note 10 and are being depreciated in equal annual installments over a period of 10 years which is their estimated useful economic life. The amortization expense for the year was $137,783 and $136,280 for 2000 and 1999, respectively.

6.   OPERATING LEASE OBLIGATIONS
     ---------------------------

During June 2000 the Company purchased the premises it occupies in March, Cambridge, UK. The lease in relation to this building was canceled as a result of this purchase. Additionally, the Company signed as of January 31, 2001 a new lease agreement to lease new purpose built manufacturing facilities at a site known as Hostmoor, located in March, Cambridge, UK. Minimum future lease payments under the non-cancelable operating lease entered into for Hostmoor subsequent to December 31, 2000 are summarized as follows:


                                                      2000
                                                  -----------
       2000                                       $   102,083
       2001                                           175,000
       2002                                           175,000
       2003                                           175,000
       2004                                           175,000
                                                  -----------
       Thereafter                                 $ 3,500,000
                                                  -----------
                                                  $ 4,302,083
                                                  ===========

Rental expenses under operating leases totaled $33,600 and $56,000 for the years ended December 31, 2000 and 1999, respectively

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


7.   INCOME TAXES
     ------------

The Company does not have any income taxes payable in 2000 or 1999. The Company has net operating loss carry forwards of approximately $4,200,000 available in the U.S. and approximately $1,200,000 in the UK for 2000 available to carry forward against taxable profits in each country, subject to agreement with the relevant tax authorities. These net operating loss carry forwards expire in the fiscal year ending 2015. The Company has provided a 100% valuation allowance against the deferred tax asset arising on the net operating losses due to the uncertainty of their ultimate realization.

8.  RELATED PARTIES
     ---------------

The Jade Partnership International, Inc.
----------------------------------------

On April 1, 1998, the Company entered into a consulting and option agreement with The Jade Partnership International, Inc. ("Jade"), a Delaware Corporation. This agreement was canceled on March 31, 2000 and no further amounts will be paid by the Company to Jade.

Certain directors of the Company are controlling shareholders in Jade. The Company has a contract with Jade, under which Jade assists the Company in obtaining equity and debt financing, and provides general business management, administration services, international licensing and sales and marketing strategies. In the opinion of management, all transactions are at arm's length. The Company incurred management charges of $150,000 (1999: $600,000) during the year. The balance due from Jade to the Company at December 31, 2000 was $111,323 (1999: due to Jade $780,850).

Larry C. Shattles, Director
---------------------------

The executive offices of the Company located at 9055 Huntcliff Trace, Atlanta, Georgia are provided at an arm's length monthly cost of $1,000 by Larry C. Shattles, a director of the Company.

Ormiston-Gore Securities Limited
--------------------------------

Ormiston-Gore Securities Limited ("OGSL"), is a related party by virtue of its shareholding in the Company.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


OGSL has entered into a lease agreement dated March 1, 1999 with the Company for the rental of the premises in March, Cambridge, U.K. The term of the lease is 15 years and the rental per month is $5,600 with a security deposit of $16,800. Details of the operating lease obligations are disclosed in note 7.

This lease was canceled during June 2000 as the Company purchased the premises from OGSL for cash consideration of $547,500.

Trutona International, Inc.
---------------------------

Certain directors of the Company are also directors of Trutona International, Inc. ("Trutona"), a privately held Atlanta based corporation.

On February 15, 1999, the Company acquired from Trutona patents, licenses and trademarks relating to a broad range of products, including a range of flushable and biodegradable disposable products designed by Trutona. The consideration payable to Trutona by the Company was $1,500,000 in the acquisition, of which $750,000 was paid through the delivery of 1,875,000 shares of Common Stock at an agreed price of $0.40, with the remainder paid in cash.

In connection with the acquisition of the above patents, licenses and trademarks, the Company has recognized license fee revenues of $133,600 (1999:
$88,862) in the year relating to a previous license agreement between Trutona and Consolidated EcoProgress Technology Inc. that has been assigned to the Company.

The Company has a balance of $56,382 (1999: $nil) due to it from Trutona at December 31, 2000.

Consolidated EcoProgress Technologies, Inc
------------------------------------------

Consolidated EcoProgress Technologies, Inc, ("EcoProgress"), is a related party by virtue of its shareholding in the Company.

On April 5, 1999, the Company completed the sale of a license to EcoProgress, a Canadian company with securities traded on the Vancouver Stock Exchange. The license was sold for the sum of $1,500,000 and granted EcoProgress the exclusive right to manufacture, sell and distribute in the US a line of flushable and biodegradable disposable products utilizing the intellectual property that the Company recently acquired from Trutona International Inc (see above). EcoProgress paid $380,000 in cash and the remaining $1,120,000 was paid through the issuance of 1,066,666 shares of free trading common stock in EcoProgress at the market value of $1.05 per share. The value of the license is included within the deferred income balance and is being released as is being released to revenue over a period of ten years.

The Healthy Forum Limited
-------------------------

The Company purchased 29.9% of the share capital of The Healthy Forum Limited during April 2000 for $50,000. The Healthy Forum aims to build a world leading and world-friendly brand in the complimentary medical and specialty food sectors. The product categories of the company will be feminine hygiene, beneficial foods and vitamins, minerals and supplements.

In addition to the initial investment the Company has loaned The Healthy Forum $198,000 during the year to help fund working capital requirements. At December 31, 2000 the amount owed by The Healthy Forum to the group was $198,000.



BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


9.  REDEEMABLE CONVERTIBLE PREFERRED STOCK
    --------------------------------------

The Series A and B redeemable convertible preferred stock are recorded in the accompanying balance sheet outside the stockholders' equity section due to their mandatory redemption feature.

                                                                         Series A                   Series B
                                                                       redeemable                 redeemable
                                                            convertible preferred      convertible preferred
                                                                            stock                      stock
                                                          -----------------------    -----------------------
Number of shares authorized                                             1,250,000                  3,750,000
                                                          ==================================================

Shares outstanding at December 31, 1999                                    41,180                     24,000

Number of shares issued during year                                          --                    3,802,818
Number of shares converted during year                                    (39,180)                (3,718,818)

                                                          --------------------------------------------------
Shares outstanding at December 31, 2000                                     2,000                    108,000
                                                          ==================================================

Subscription price per share                                      $          1.00            $          2.50

Value based on redemption rate at December 31, 2000               $         3,120            $       338,040

Proceeds from issuance                                            $          --              $     9,089,546

Conversion date and rate to common shares
From January 1, 2000 on or before December 31, 2000                         1:1.0                      1:2.5
From January 1, 2001 on or before December 31, 2001                         1:0.5                      1:1.0
From January 1, 2002 on or before December 31, 2002                             -                      1:0.5
Expiry of conversion rights                                      After 12/31/2001           After 12/31/2002
Conversion at discretion of                                                Holder                     Holder

Redemption date and amount per share
From January 1, 2000 on or before December 31, 2000               $          1.56            $          3.13
From January 1, 2001 on or before December 31, 2001               $          1.95            $          3.91
From January 1, 2002 on or before December 31, 2002               $             -            $          4.88
Redemption at discretion of                                               Company                    Company

Mandatory redemption date                                    After March 31, 2002       After March 31, 2003
Mandatory redemption price                                        $          2.07            $          5.19

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

Voting rights                                                                None                       None

Preferential liquidation rights                                              None                       None

A charge has been accreted to accumulated deficit to reflect the $0.56 premium on Series A redeemable convertible preferred shares and the $0.63 premium on Series B redeemable convertible preferred shares.
------------------------------------------------------------------------------------------------------------

                                                                                                        F-14


BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


10.  STOCK OPTION PLAN
     -----------------

The Company granted 3,000,000 stock options to executives on January 25, 1999 and a further 700,000 on November 27, 2000. The options vest immediately and have a life of three years and five years respectively.

The following table summarizes information about stock options outstanding at December 31, 2000.

                                                                                                                       Weighted
                                                  Number           Weighted                             Number          Average
                                          Outstanding as            Average         Weighted    Exercisable as   Exercise Price
                                         of December 31,          Remaining          Average   of December 31,   of Exercisable
      Date of grant   Exercise Price               2000   Contractual Life   Exercise Price              2000          Options
     --------------   --------------     ---------------   ----------------   --------------   ---------------   --------------
   January 25, 1999         $    0.35           600,000             1 year            $0.35           600,000            $0.35

   January 25, 1999         $    0.75           600,000             1 year            $0.75           600,000            $0.75

   January 25, 1999         $    1.25           600,000             1 year            $1.25           600,000            $1.25

  November 27, 2000         $     1.5           700,000             1 year            $1.50           700,000            $1.50

   January 25, 1999         $    1.75           600,000             1 year            $1.75           600,000            $1.75

   January 25, 1999         $    2.25           600,000             1 year            $2.25           600,000            $2.25
                                            ----------                                            ----------
                                             3,700,000                                             3,700,000
                                            ==========                                            ==========

As permitted under SFAS No. 123 "Accounting for Stock Based Compensation", the
Company has elected to follow Accounting Principles Board Opinion No. 25
"Accounting for Stock Issued to Employees" ("APB No. 25") in accounting for share-based awards to employees, for options granted. There is no compensation charge arising on the options issued during 1999 as these options were not granted at less than fair market value. However, the options issued on November
27, 2000 were issued at below fair market value and resulted in a compensation charge of $105,000.

Pro-forma information regarding net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee share options and the options granted by shareholders under the fair value method consistent with the method prescribed by that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2000:

         - risk-free interest rate of 7%;
         - dividend yield of 0%;
         - volatility factor of 100%; and
         - an expected life of the option of three years and five years for 1999 and 2000 grants respectively.

                                                                            F-15



BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


Had the Company's option plan and the options granted to stockholders been accounted for under SFAS No. 123, the Company's charge to income for 2000 would have been $773,903 (1999: $561,244). Net loss and loss per share would have been increased to the following pro-forma amounts.

                                                                                       Year ended          Year ended
                                                                                      December 31,        December 31,
                                                                                          2000                1999
                                                                                      -----------         -----------
       Pro-forma net loss                                                             ($7,659,254)        ($3,638,188)
       Pro-forma net loss per share applicable to common stockholders
          - basic and diluted                                                              ($0.19)             ($0.12)
                                                                                      ===========         ===========



11.  WARRANTS
     --------

On December 1, 2000 the Company issued 5,311,158 warrants to third parties to acquire shares of common stock at any point after the date of issuance. The consideration received for these warrants was an undertaking from the third parties to provide sales and consultancy services with particular focus on retail and distribution in Muslim states. The warrants have been valued in accordance with the guidance in EITF 96-18 "Accounting for Equity Instruments That Are
Issued to Other Than Employees for Acquiring, or in Conjunction with Selling,
Goods or Services" at an intrinsic value of $1.3M and recorded as a prepaid expense in the balance sheet. The $1.3M is amortized to the Statement of Operations over the two year term of the warrants.

12. FAIR VALUES OF FINANCIAL INSTRUMENTS
    ------------------------------------

The following information is presented in compliance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The carrying amounts and fair values of the material financial instruments are shown below.

                                                       December 31, 2000                      December 31, 1999
                                        ---------------------------------------------------------------------------------
                                             Carrying value         Fair value      Carrying value          Fair value
                                                          $                  $                   $                   $
Cash and cash equivalents                         3,818,717          3,818,717               5,818               5,818
Marketable securities                               362,423            362,423             367,306             367,306
Accounts receivable                                 826,251            826,251             201,803             201,803
Accounts payable                                   (173,185)          (173,185)           (387,912)           (387,912)

The fair values of financial instruments are deemed to be equivalent to the carrying amounts as cash and cash equivalents and marketable securities are short term items and readily convertible into cash.

13.  SUBSEQUENT EVENTS
     -----------------

The Healthy Forum Limited (UK)  ('THFL')
----------------------------------------

Subsequent to a reorganization of the share capital of THFL, on April 1, 2001, the Company exercised its option to purchase additional shares of common stock, increasing its investment in THFL to 46.6% of the outstanding equity of THFL for an additional $50,000. The Company now holds 5,843,750 ordinary shares in THFL.


                                                                            F-16



Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

3.1 (c)       Articles of Incorporation and Amendments. (4)
3.1 (d)       Articles of Incorporation and Amendments. (5)
3.2 (b)       Bylaws. (2)
4.1           Specimen stock certificate. (1)
10.1          Partnership Agreement dated October 20, 1993, among the Company,
              Costner Industries, Inc., a California corporation, Jack Bitterly and Steve Bitterly. (1)
10.2          Asset Purchase Agreement dated October 20, 1993, among the Company, the Partnership, Jack Bitterly, Steve Bitterly, Bruce Swartout, U.S.
              Flywheel, Inc., a California corporation and Sunbird Technologies, Inc. (1)
10.3          U.S. Flywheel Systems Unit Purchase Agreement dated July 16, 1994, between the Company and Costner Industries, Inc. (1)
10.4          Straight Note dated October 21, 1993, between the Company and Sunbird. (1)
10.5          Consulting Agreement dated October 20, 1993, between the Partnership and Bruce Swartout. (1)
10.6          Asset Purchase Agreement dated May 31, 1996, changing name and domicile to Nevada and reverse splitting outstanding capitalization and increasing authorized capital. (2)
10.7          Reorganization Agreement between the Company and Famous Sam's. (2)
10.8          Liquidating Trust. (2)
10.9          Recision Agreement. (4)
10.10         Reorganization Agreement between the Company and BioProgress
              Technology. (4)
10.11         Acquisition Agreement - DHA Nutrition (5)
10.12(a)      Acquisition Agreement - BioProgress Limited (UK) (5)
10.12(b)      Amendment to Acquisition Agreement - BioProgess Limited (UK) (5)
10.13         Employment Agreement - Barry J. Muncaster (5)
10.14         Employment Agreement - James T. C. Longley (5)
10.15         Employment Agreement - Malcolm D. Brown (5)
10.16         Employment Agreement - Edward I. Nowak (5)
10.17         Employment Agreement - Graham Hind (5)
10.18         Professional Services Agreement - The Jade Partnership International, Inc. (5)
10.19         Professional Services Agreement - Company and Ormiston-Gore Securities Limited (5)
10.20         Professional Services Agreement - BTL and Ormiston-Gore Securities Limited (5)
10.21         Trutona Purchase Agreement (5)
10.22         EcoProgress License (5)
10.23         Employment Agreement - Gregory L. Bowers (6)
10.24         Exclusive Evaluation Agreement, dated February 18, 2000 between the
              Company and the Fortune 500 company (6) 10.25 Technology Collaboration Agreement for the Development of Non-Gelatin Paintballs, dated March 7, 2000 between the
              Company and JT USA (6)




10.26         Agreement for Supply of Prototype Machine, dated July 24, 2000 between the Company and Peter Black (7)
10.27         Machine Supply Agreement, dated July 24, 2000 between the Company and Peter Black (7)
10.28         Patent License Agreement, dated July 24, 2000 between the Company and Peter Black (7)
10.29         Guarantee by BTL in favor of Peter Black, dated July 24, 2000 (7)
10.30         Option Agreement - Barry J. Muncaster (7)
10.31         Option Agreement - Edward Nowak (7)
10.32         Option Agreement - Gregory L. Bowers (7)
10.33         Option Agreement - Graham R.M. Hind (7)
10.34         Option Agreement - James T.C. Longley (7)
10.35         Option Agreement - Larry C. Shattles (7)
10.36         Option Agreement - Malcolm D. Brown (7)


(1) Filed as an exhibit to the Company's Registration Statement on Form 10-SB dated August 23,1994, or October 21, 1994 (Registration No. 0-24736).
(2) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1995.
(3) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1996.
(4) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1997.
(5) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1998.
(6) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1999.
(7)  Filed herewith.

(b)  Forms 8-KSB: None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, United Kingdom as of the 16th day of May, 2001.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
(Registrant)

/s/ Barry J. Muncaster
-----------------------------------------------------
Barry J. Muncaster, Chief Executive Officer
and Chairman

/s/ James T.C. Longley
-----------------------------------------------------
James T.C. Longley, Chief Financial
and Accounting Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of the 16th day of May, 2001.

/s/ Barry J. Muncaster
-----------------------------------------------------
Barry J. Muncaster, Director

/s/ James T.C. Longley
-----------------------------------------------------
James T.C. Longley, Director

/s/ Malcolm Brown
-----------------------------------------------------
Malcolm Brown, Director

/s/ Robert G.M. Hind
-----------------------------------------------------
Robert G.M. Hind, Director

/s/ Gregory L. Bowers
-----------------------------------------------------
Gregory L. Bowers, Director

/s/ Larry C. Shattles
-----------------------------------------------------
Larry C. Shattles, Director