Form 10-Q
period 2001-03-31
BIOPROGRESS TECHNOLOGY INTERNATIONAL INC
filed 2001-06-21
CIK 928958

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

                               -------------------

(Mark One)

     X            Quarterly report pursuant to Section 13 or 15(d) of the
----------        Securities Exchange Act of 1934 for the Quarterly Period Ended
                  March 31, 2001 or

                  Transition Report pursuant to Section 13 or 15(d) of the
----------        Securities Exchange Act of 1934

Commission File Number:  0-24736

                    BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC
                            (Exact name of registrant
                          as specified in its charter)

                Nevada                               88-0361701
   (State of other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization

9055 Huntcliff Trace
Atlanta, Georgia                                     30350-1735
(Address of principal executive offices)             (Zip code)

                                 (770) 641-0264
              (Registrant's telephone number, including area code)

                        ---------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                 Yes      X                No
                     ----------               ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 22, 2001, there were 45,616,175 shares of the registrant's common stock outstanding.

                                TABLE OF CONTENTS


                                                                            PAGE
PART I - FINANCIAL INFORMATION.................................................1

Item 1.  Financial Statements (Unaudited)......................................1

         Consolidated Balance Sheets for March 31, 2001 and December 31, 2000..1

         Consolidated Statements of Operations for the three months ended
         March 31, 2001 and 2000...............................................2

         Consolidated Statements of Cash Flows for the three months ended
         March 31, 2001 and the twelve months ended December 31, 2000..........3

         Notes to Financial Statements (Unaudited).............................4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................4

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........11

PART II - OTHER INFORMATION...................................................11

Item 6.  Exhibits and Reports on Form 8-K.....................................11

         SIGNATURES..........................................................S-1

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.    Financial Statements

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
           -----------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED) MARCH 31, 2001

                                                                  March 31, 2001 December 31, 2000
                                                                         $              $
CURRENT ASSETS
Cash and cash equivalents                                             2,062,867      3,818,717
Marketable securities                                                   642,462        362,423
Accounts receivable                                                     226,453        826,251
Amounts due from related parties                                        572,664        167,705
Prepaid expenses and other current assets                               911,716      1,789,172
                                                                    -----------    -----------

Total current assets                                                  4,416,162      6,964,268

FIXED ASSETS
Property, plant and equipment, net                                    1,010,292        881,463

EQUITY INVESTMENTS, net                                                 494,503        218,482

INTANGIBLE ASSETS
Trademarks, licenses, patents, net                                    1,060,430      1,094,506
Goodwill, net                                                         5,255,845      5,425,389
                                                                    -----------    -----------
TOTAL ASSETS                                                         12,237,232     14,584,108
                                                                    ===========    ===========
CURRENT LIABILITIES
Accounts payable                                                        623,301        173,185
Accrued expenses and other current liabilities                          498,448        422,230
Deferred revenue                                                      1,464,100      1,763,305
                                                                    -----------    -----------
Total current liabilities                                             2,585,849      2,358,720
                                                                    -----------    -----------
Redeemable convertible preferred stock, Series A, par value $1.00         3,120          3,120
Redeemable convertible preferred stock, Series B, par value $2.50       338,040        338,040
                                                                    -----------    -----------
                                                                        341,160        341,160
                                                                    -----------    -----------

STOCKHOLDERS' EQUITY Common stock, $0.001 par value:
50,000,000 shares authorized (2000: 50,000,000)
45,611,541 shares issued and outstanding (2000: 45,611,541)              45,612         45,612

Additional paid-in capital                                           22,746,469     23,195,285
Accumulated deficit                                                 (13,763,336)   (11,421,592)
Accumulated other comprehensive gain                                    281,478         64,923
                                                                    -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                            9,310,223     11,884,228
                                                                    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           12,237,232     14,584,108
                                                                    ===========    ===========
THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS


           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
           -----------------------------------------------------------


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three Months Ended March 31,
                                                                      2001           2000
                                                                        $             $

Net revenues                                                         405,152        179,228

COSTS AND EXPENSES

Costs of revenues                                                    679,523          6,004

Professional fees                                                    285,200        251,477

Realized and unrealized loss (profit) on marketable securities       253,119       (493,752)

Management fee                                                          --          150,000

General and administrative expenses                                1,422,076        453,321
                                                                 -----------    -----------

Total cost and expenses                                            2,639,918        367,050
                                                                 -----------    -----------

Loss from operations                                              (2,234,766)      (187,822)

Share of loss from equity investment                                (106,979)          --

Net loss                                                          (2,341,745)      (187,822)

Dividend payable and accretion of preferred stock                       --       (1,289,705)
                                                                 -----------    -----------
Net loss applicable to common stockholders                        (2,341,745)    (1,477,527)
                                                                 ===========    ===========

Net loss  per common share                                             (0.05)         (0.04)
                                                                 ===========    ===========
Weighted average number of common shares                          45,611,541     36,101,540
                                                                 ===========    ===========

The accompanying notes form an integral part of these statements.


            BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                           (UNAUDITED) MARCH 31, 2001

                                                                  Three months   Twelve months
                                                                 ended March 31, ended December 31,
                                                                       2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           (2,341,745)   (4,376,479)

Adjustments to reconcile net loss to net cash
Used in operating activities
Depreciation and amortization                                         253,925       950,079
Loss on disposal of fixed assets                                            0       113,042
Share of loss of associate                                            106,979        29,517
Unrealized loss on marketable securities                              173,674        49,928
Compensation charge for stock options                                       0       105,000

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable                            360,909      (624,448)
Increase in amounts receivable from related parties                  (404,959)     (948,555)
Decrease (increase) in prepaid expenses and other current assets       11,956        17,502

(Decrease) increase in deferred revenue                              (299,205)      541,351
Increase (decrease)  in accounts payable                              450,116      (184,750)
Increase in accrued expenses and other current liabilities             76,219        50,465
                                                                   ----------    ----------

Net cash used in operating activities                              (1,612,131)   (4,277,348)
                                                                   ==========    ==========

Cash flows from investing activities:
Purchases of property and equipment                                  (195,252)     (825,787)
Purchase of investments                                              (214,823)      (95,045)
Amounts advanced to equity investment                                (383,000)     (198,000)
                                                                   ----------    ----------

Net cash used in investing activities                                (793,075)   (1,118,832)
                                                                   ==========    ==========

Cash flows from financing activities:

Proceeds from sale of preferred stock                                 416,684     9,089,546
                                                                   ----------    ----------
Net cash provided by financing activities                             416,684     9,089,546
                                                                   ----------    ----------
Effects of exchange rate changes on cash and cash equivalents         232,672       119,533
                                                                   ----------    ----------
Net (decrease) increase in cash and cash equivalents               (1,755,850)    3,812,899

Cash and cash equivalents, at beginning of period                   3,818,717         5,818
                                                                   ----------    ----------
Cash and cash equivalents, at end of period                         2,062,867     3,818,717
                                                                   ==========    ==========
Supplemental disclosure of cash flow information
Cash paid for interest                                                      0             0
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

Note 1. A summary of significant accounting policies is currently on file with the U.S. Securities and Exchange Commission in registrant's Form 10-KSB, which is incorporated herein by reference. Certain changes have been made to the 2000 financial statements to conform to the 2001 presentation.

Note 2. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

         Certain of the statements contained in this Quarterly Report on Form 10-Q, including certain statements in this section, are forward looking. In addition, from time to time, we may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Risk Factors" in the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2000, which are: "Our limited operating history makes evaluating our business difficult"; "Our quarterly operating results may fluctuate significantly and you should not rely on them to predict our future performance"; "Our business may suffer if new customers do not accept our product offerings"; "We depend on a few industries for most of our sales, and we may not be successful in expanding beyond those limited markets"; "The loss of one of our largest customers could cause our revenues to drop quickly and unexpectedly"; "We depend upon licenses with manufacturers for revenues"; "We need to manage our growth effectively or we may not succeed"; "We need additional cash to operate our business and our viability as a going concern is uncertain"; "Our stock price or our business could be adversely affected if we are not able to effectively integrate acquisitions"; "Competition could reduce our market share and harm our business"' "We need to continually develop new products or we risk technological obsolescence"; "We have a limited ability to protect our intellectual property rights and others could infringe on or misappropriate our proprietary rights"; "We depend on key personnel for our success"; "Our founders, officers and principal stockholders have substantial control over our voting stock and have the ability to make decisions that could adversely affect our stock price"; "We may be subject to future product liability claims"; "Our common stock price is likely to be volatile and could drop unexpectedly"; "If we fail to maintain our OTC Bulletin Board listing, liquidity of your investment will be adversely affected"; and "Under certain circumstances, our common stock may be considered a penny stock which could negatively impact the market for our common stock." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative of such terms or other comparable terminology. Forward-looking statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

OVERVIEW

         As used in this Item 2, the "Company" means BioProgress Technology International, Inc. ("BioProgress") and its consolidated subsidiaries. The Company is a development stage company engaged primarily in the research, development, manufacturing, marketing, sales and distribution of products that use water soluble and biodegradable films for the dietary supplement, pharmaceutical, recreational and cosmetic industries and other applications. The Company's research and development operations are located in the United Kingdom. During 2000 and the first quarter of 2001, the Company's primary focus remained on the development and commercialization of its unique and proprietary process, the XGel(TM) film system ("XGel FS").

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

RESULTS OF OPERATIONS

         SUMMARY

         The results for the quarter ended March 31, 2001 show that the Company received certain license fees and other income derived from agreements signed in respect of its XGel(TM) FS. Material amounts of income from the same sources are also included in the provision for deferred income. Other sources of income were fees for research and development work and accrued royalties in respect of the license sold to Consolidated EcoProgress Technologies ("EcoProgress") (VSE:CES). The increased operating loss of $2,234,766 in the first quarter of 2001, as compared to $187,822 in the first quarter of 2000, primarily consists of research and development expenditures, administration costs and certain non-cash items, such as depreciation, foreign exchange losses and a small write-down in the market value of the Company's investment in EcoProgress. The expenditure incurred by the Company's research and development facility located in the United Kingdom has increased to $1,250,061 in the first quarter of 2001, as compared to $354,967 in the first quarter of 2000, as a direct result of a substantial increase in engineering manpower and resources required to meet the obligations of the Company under executed agreements and further resources applied to general engineering and formulation development. The results reflect the Company's continuing efforts to commercialize its XGel(TM) FS, both in North America and Europe.

         The Company believes that notwithstanding the decrease in its cash balances, during the course of the next twelve months, the plans of the management and the business model will ensure that the Company continues to grow. Funds generated are expected to arise from agreements already signed, the sale of marketable securities held by the Company in other quoted companies, the signing of further agreements, cash from receivables and the sale of further Series B Preferred Shares during the forthcoming periods.

CONSOLIDATED STATEMENT OF OPERATIONS

         The Company's operations were expanded during the first quarter of 2001, resulting in overall increases in all material headline figures in the profit and loss account.

         REVENUES

         The Company generates revenues from licensing the rights to use its intellectual property in the XGel(TM) FS, the sale of the XGelTM FS, and research and development services to assist customers in gaining maximum benefit from the license. Revenues from license arrangements and the sale of XGelTM FS are recognized when there is persuasive evidence of an agreement with a customer, collectibility is probable and the fee is fixed or determinable. Revenues from research and development contracts are recognized ratably over the period to which the contract relates, unless significant acceptance criteria exist. If acceptance criteria exist, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

         The Company's total revenues increased to $405,152 from $179,228 in the first quarter of 2001, an increase of 126%. A number of factors contributed to the increase in total revenues in the first quarter of 2001, including the release of deferred income to profit and loss from the sales of licenses in respect of the XGel(TM) FS. Revenues generated in relation to an evaluation agreement and a product development agreement with Procter & Gamble contributed 63% of the total revenues in the first quarter of 2001 and is the main contributor to the increased revenues this quarter. The remaining revenues were generated from research and development collaboration agreements and the receipt of ongoing license fees from its Canadian licensee, EcoProgress, for the Trutona International, Inc. products. The levels of these other revenues are broadly consistent with the first quarter of 2000.

         The following is a summary of major contracts signed that have not yet had a major impact on the revenues of the Company but are expected to lead to the generation of material revenues in 2001.

         On July 25, 2000, the Company announced that it had licensed its XGel(TM) FS to Peter Black Healthcare Limited ("Peter Black"). Peter Black is a wholly owned subsidiary of Peter Black Holdings (LSE: BKP). Peter Black is the United Kingdom's leading supplier and largest manufacturer of private label vitamin, mineral and herbal supplements. In addition, it owns several leading supplement brands and the United Kingdom's No. 2 Direct Marketing Brand. The license grants Peter Black exclusive use of the XGel(TM) FS to produce and sell dietary supplements and non-prescription medicines within the United Kingdom and Republic of Ireland. In addition, Peter Black has conditional exclusivity to serve as a contract manufacturer of dietary supplements and non-prescription medicines within member states of the European Economic Community and the European Free Trade Association. The license is in respect of one XGel(TM) FS. Additional XGel(TM) FS, if and when ordered by Peter Black, will require the purchase of additional licenses. Consideration paid for the license remains confidential at this time. In addition, an annual license fee is payable in respect of the license for the period of ten years or the life of the patent, whichever is the longer term. The Company has recognized no revenues during the first quarter of 2001 or 2000 in respect of the Peter Black agreements, as certain revenue recognition criteria have not yet been met. All cash received to date is included within the deferred income balance at March 31, 2001.

         The Company is continuing to work with major international corporations engaged in pharmaceuticals, consumer durables and confectionery products to determine the suitability of the XGel(TM) FS to replace traditional encapsulation processes and, in some cases, to facilitate new product development not possible with competitive technologies.

         During the first quarter of 2001, the Company announced orders for two laboratory scale versions of its XGel(TM) FS received from two manufacturers of pharmaceutical products.

         COST OF REVENUES

         The Company's cost of revenues increased to $679,523 in the first quarter of 2001 from $6,004 in 2000. The majority of the increase is a result of the increased development effort in collaberation with Proctor and Gamble developing new variations of the XGel(TM) FS. During 2000, the Company took several major steps toward commercializing the XGel(TM) FS. The fabrication of the Company's first ingestible product version of the XGel(TM) FS, code-named "Swallow 1" continued throughout the period. Swallow 1 was designed by the Company and is subject to various patent applications and is being manufactured by specialist sub-contractors. The ability to demonstrate Swallow 1 in operation to potential customers is expected to generate interest from several major international corporations interested in purchasing licenses and the XGel(TM) FS.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses (including the management fee of Jade and directors salaries) have increased to $1,422,076 in the first quarter of 2001 from $603,321 in the first quarter of 2000, an increase of 136%. The material balances classified within general and administrative expenses are discussed below:

         Directors and senior management costs. Payments in relation to directors and senior management services have increased to $510,228 during the first quarter of 2001 from $253,531 during the first quarter of 2000. During the first quarter of 2000, a review of directors and senior management remuneration was completed and, as a result, salaries were increased to reflect increased responsibilities and future development. The Company completed a further salary review during the first quarter of 2001.

         Management charges. Management charges payable to Jade ceased on March 31, 2000. During the first quarter of 2000 management charges of $150,000 were paid.

         Amortization and depreciation. Amortization and depreciation costs have remained consistent in the first quarter of 2001. The charge during the first quarter of 2001 was $253,925 compared to $233,968 in the first quarter of 2000. The majority of the charge in both years relates to the amortization of goodwill generated following the reverse acquisition of BTL in 1998.

         Staff related costs. Staff related costs, which consist primarily of salary costs (other than directors and senior management), recruitment, entertaining and traveling have increased to $238,770 in the first quarter of 2001 from $48,180 in the first quarter of 2000. This increase is a result of increases in the headcount of the Company as the Company develops different variations of the XGel(TM) FS and a significant increase in travelling costs. The year ended December 31, 2000 has been the first year where the Company has incurred significant travelling expenditure as a direct result of negotiating with potential customers, and visiting those customers who have signed agreements during the year.

         Other general and administrative costs. Other costs within the general and administrative area have increased to $419,153 in the first quarter of 2001 from $67,462 in the first quarter of 2000. The following are the major reasons for the changes:

         Foreign exchanges losses during the first quarter of 2001 were $320,631 caused by significant variations in the U.S. dollar against the Pound sterling. During 2001, the Company had high levels of cash and liquid resources denominated in both currencies that were subject to exchange rate fluctuations.

         Other expenses within this category which include such items as office overhead (rent, stationery, maintenance and similar categories) increased in line with expectations due to the Company's increased levels of activity.

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

         Realized and unrealized loss (profit) on marketable securities. A loss of $253,119 was made during the first quarter of 2001 as compared to a profit of $493,752 during the first quarter of 2000. The general fall in stock values experienced by the world's stock markets during the first quarter of 2001 was reflected in the Company's holding of marketable securities.

          Professional fees. Professional fees increased by to 13% to $285,200 in the first quarter of 2001 from $251,477 in the first quarter of 2000. The amount during 2000 is caused by financial public relations activity, legal and accounting activities, together with corporate advice fees in respect of the issuance of Series B Preferred Stock during 2000. Due to the increased level of advice required in various areas in 2001, professional fees are higher during the first quarter and likely to increase during the year.

         LOSS FROM OPERATIONS

         The result of the above is that a loss applicable to common stockholders of $2,341,745 was generated in the first quarter of 2001 as compared to a loss of $1,477,527 in the first quarter of 2000, which represents an increase of 58%. However, the loss in the first quarter of 2000 included a charge for dividends payable and accretion of preferred stock of $1,289,705. There is no similar charge for this quarter. While the Company believes that costs are expected to continue to increase as the research and development activities of the Company continue to grow, license and other revenues are expected to increase in 2001 as delivery of the first machines occurs, currently expected in the third quarter of 2001, and consequential sales in the final quarter of 2001. There is currently $1,464,100 of deferred income some of which is expected to be released during 2001 as revenue recognition criteria are met.

         SHARE OF LOSS OF EQUITY INVESTMENT

         During April 2000, the Company invested an initial $50,000 in The Healthy Forum Limited ("The Healthy Forum"). In addition, the Company loaned The Healthy Forum $198,000 during 2000 to help fund its working capital requirements. The Healthy Forum has been formed to build a global well-being brand in the complimentary medical and specialty food sectors. The principal products of The Healthy Forum are feminine hygiene, beneficial foods and vitamins, minerals and supplements. The Company has taken a charge to profit and loss in respect of its share of the losses of The Healthy Forum of $106,979 in the first quarter of 2001, as compared to nil in the first quarter of 2000. In April 2001, the Company invested an additional $70,000 in the Healthy Forum increasing its shareholding from 29.9% to 46.6%.

         PROVISION FOR INCOME TAXES

         No provision has been made for income taxes in 2000 or 2001 as a result of the losses made by the Company. The Company has provided a 100% valuation allowance against the deferred tax asset arising on the net operating losses due to the uncertainty of their ultimate realization.

         DIVIDENDS PAYABLE AND ACCRETION OF COMMON STOCK

         No charge for accretion of preferred stock was taken to profit and loss for dividends payable and accretion of preferred stock was made during the first quarter of 2001, as compared to $1,289,705 during the first quarter of 2000. This is explained in more detail below, but was incurred due to a substantial issuance of Series B Preferred Stock during 2000, with the difference that arises between the subscription price and redemption value being charged to profit and loss.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through the sale of preferred stock to accredited investors. As at March 31, 2001, the Company had cash and cash equivalents of $2,062,867 compared to $3,876,387 at March 31, 2000.

         During the first quarter of 2001, the Company received $416,684 from the sale of shares of Series B Preferred Stock at par value as compared to $5,152,286 in the first quarter of 2000. These proceeds have been used to reduce trade and short term liabilities to a minimal amount and for general working capital purposes, including research and development and the building, design and upgrade of further plant and machinery. Management anticipates making further offerings of the Company's securities to provide for subsequent working capital needs as such arise, although such offerings may not be successful.

         The funds raised from the sale of Series B Preferred Stock have been applied to funding the net cash used in operating activities. The net cash used in operating activities has increased from $1,261,187 to $1,612,131 in the first quarter of 2001, an increase of 28%. The Company has invested $195,252 in property, plant and equipment in the first quarter of 2001, an increase of 283% from $50,969 in the first quarter of 2000.

         During 2000, the Company executed a number of different agreements, the principal of which were an agreement with Procter & Gamble for a license and machine, agreements with Peter Black for a license, machinery and film supply, and research and development collaboration agreements with Boots and Nestec York Limited (part of Nestle). Other sales were made, but the material agreements were the foregoing.

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

         The Company is in discussion with several parties regarding joint ventures, license agreements and distribution agreements for its XGel(TM) FS and derived products, although none of such discussions may result in formal arrangements, or even if formal agreements are consummated, no such arrangement may be successful. The Company also continues to investigate a number of other long-term funding scenarios and opportunities and to this end has engaged Close Brothers Corporate Finance Limited as its corporate finance advisors.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

         FOREIGN CURRENCY EXCHANGE RISK

         With sales and services offices in the United States and the United Kingdom, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposure has been non-dollar-denominated operating expenses and sales by its U.K. subsidiary. The introduction of the Euro as a common currency for members of the European Monetary Union, of which the United Kingdom is not a member, occurred in January 1999. To date, the Company has not seen any impact of the Euro on foreign exchange exposure. The Company is prepared to hedge against fluctuations in the British Sterling, Euro or other foreign currency if the exposure becomes material. As of December 31, 2001, the Company's material non-dollar-denominated assets and liabilities primarily consisted of cash, accounts receivable and accounts payable denominated in British Sterling.

PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.     Exhibits

       The following exhibits are included herein:

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

---------------------
(1) Filed as an exhibit to the Company's Registration Statement on Form 10-SB dated August 23,1994, or October 21, 1994 (Registration No. 0-24736).
(2) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1995.
(3) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1996.
(4) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1997.
(5) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1998.
(6) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1999.
(7) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 2000.

b.     Form 8-K

       The Company did not file any current report on Form 8-K during the three months ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BioProgress Technology International, Inc.
                                                    (Registrant)



Date:    June 20, 2001                By:  /s/ James T.C. Longley
                                           ----------------------
                                            James T.C. Longley
                                            Chief Financial Officer
                                      (Signing on behalf of the registrant and
                                      as principal financial officer)