Form 10-Q
period 2001-06-30
BIOPROGRESS TECHNOLOGY INTERNATIONAL INC
filed 2001-08-07
CIK 928958

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q

                            -------------------------


(Mark One)

     X            Quarterly report pursuant to Section 13 or 15(d) of the
----------        Securities Exchange Act of 1934 for the Quarterly Period Ended
                   June 30, 2001 or

                  Transition Report pursuant to Section 13 or 15(d) of the
----------        Securities Exchange Act of 1934

Commission File Number:  0-24736

                    BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC
                            (Exact name of registrant
                          as specified in its charter)

                Nevada                                     88-0361701
   (State of other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

9055 Huntcliff Trace
Atlanta, Georgia                                            30350-1735
(Address of principal executive offices)                    (Zip code)

                                 (770) 641-0264
              (Registrant's telephone number, including area code)

              ----------------------------------------------------

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

As of August 7, 2001, there were 45,623,798 shares of the registrant's common stock outstanding.

                                TABLE OF CONTENTS


                                                                            Page
PART I - FINANCIAL INFORMATION.................................................1

Item 1.  Financial Statements (Unaudited)......................................1

         Consolidated Balance Sheets for June 30, 2001 and December 31, 2000...1

         Consolidated Statement of Operations for the three months ended
         June 30, 2001 and 2000................................................2

         Consolidated Statement of Operations for the six months ended
         June 30, 2001 and 2000................................................3

         Consolidated Statement of Cash Flows for the three months ended
         June 30, 2001 and twelve months ended December 31, 2000...............4

         Notes to Consolidated Statements......................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........15

PART II - OTHER INFORMATION...................................................16

Item 6.  Exhibits and Reports on Form 8-K.....................................16

         SIGNATURES..........................................................S-1

Part I - Financial Information
------------------------------

Item 1.    Financial Statements

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
           -----------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                            (Unaudited) June 30, 2001

                                                                  June 30, 2001    December 31, 2000
                                                                  $                $
CURRENT ASSETS
Cash and cash equivalents                                                 401,078            3,818,717
Marketable securities                                                     635,984              362,423
Accounts receivable                                                       199,049              826,251
Amounts due from related parties                                          599,089              167,705
Prepaid expenses and other current assets                                 648,017            1,789,172
                                                                        ---------            ---------

Total current assets                                                    2,483,217            6,964,268

FIXED ASSETS
Property, plant and equipment, net                                      1,388,192              881,463

EQUITY INVESTMENTS, net                                                   537,092              218,482

INTANGIBLE ASSETS
Trademarks, licenses, patents, net                                      1,026,353            1,094,506
Goodwill, net                                                           5,086,301            5,425,389
                                                                       ----------            ---------
TOTAL ASSETS                                                           10,521,155           14,584,108
                                                                       ==========           ==========
CURRENT LIABILITIES
Accounts payable                                                        1,222,474              173,185
Accrued expenses and other current liabilities                            504,682              422,230
Deferred revenue                                                        1,268,700            1,763,305
                                                                        ---------            ---------
Total current liabilities                                               2,995,856            2,358,720
                                                                        ---------            ---------
Redeemable convertible preferred stock, Series A, par value                 3,120                3,120
$1.00
Redeemable convertible preferred stock, Series B, par value               836,210              338,040
$2.50
                                                                        ---------           ----------
                                                                          839,330              341,160
                                                                        ---------           ----------

STOCKHOLDERS' EQUITY Common stock, $0.001 par value:
75,000,000 shares authorized (2000: 50,000,000)
45,623,798 shares issued and outstanding (2000: 45,611,541)                45,624               45,612

Additional paid-in capital                                             21,928,714           23,195,285
Accumulated deficit                                                  (15,575,571)         (11,421,592)
Accumulated other comprehensive gain                                      287,202               64,923
                                                                       ----------            ---------
TOTAL STOCKHOLDERS' EQUITY                                              6,685,969           11,884,228
                                                                       ----------            ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             10,521,155           14,584,108
                                                                       ==========           ==========
The accompanying notes form an integral part of these statements.




           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
           -----------------------------------------------------------


                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                       Three Months Ended June 30,
                                                                         2001             2000
                                                                           $                $

Net revenues                                                                248,136           56,786

Costs and expenses

Costs of revenues                                                           340,542            6,782

Professional fees                                                           650,375          229,466

Realized and unrealized (profit) loss on marketable securities              (6,737)          165,722

General and administrative expenses                                         873,608        1,308,963
                                                                          ---------         --------

Total cost and expenses                                                   1,857,788        1,710,933
                                                                          ---------         --------

Loss from operations                                                    (1,609,652)      (1,654,147)

Share of loss from equity investment                                      (102,411)         (20,470)
                                                                         ----------         --------

Net loss                                                                (1,712,063)      (1,674,617)

Dividend payable and accretion of preferred stock                         (100,170)        (790,753)
                                                                          ---------         --------
Net loss applicable to common stockholders                              (1,812,233)      (2,465,370)
                                                                        ===========      ===========

Net loss per common share                                                    (0.04)           (0.07)
                                                                        ===========      ===========
Weighted average number of common shares                                 45,617,669       37,373,802
                                                                        ===========      ===========







The accompanying notes form an integral part of these statements.


           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
           -----------------------------------------------------------


                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                       Six Months Ended June 30,
                                                                         2001             2000
                                                                           $                $

Net revenues                                                                653,288          236,014

Costs and expenses



Costs of revenues                                                         1,020,065           12,786

Professional fees                                                           935,575          480,943

Realized and unrealized (profit) loss on marketable securities              (6,737)        (328,030)

Management fee                                                                    0          150,000

General and administrative expenses                                       2,548,803        1,762,284
                                                                          ---------         --------

Total cost and expenses                                                   4,497,706        2,077,983
                                                                          ---------         --------

Loss from operations                                                    (3,844,418)      (1,841,969)

Share of loss from equity investment                                      (209,390)         (20,470)
                                                                          ---------        ---------

Net loss                                                                (4,053,808)      (1,862,439)

Dividend payable and accretion of preferred stock                         (100,170)      (2,080,458)
                                                                          ---------         --------
Net loss applicable to common stockholders                              (4,153,978)      (3,942,897)
                                                                        ===========      ===========

Net loss per common share                                                    (0.09)           (0.11)
                                                                        ===========      ===========
Weighted average number of common shares                                 45,614,605       36,697,593
                                                                        ===========      ===========






The accompanying notes form an integral part of these statements.



           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                  (Unaudited)
                                                               Three months ended    Twelve months
                                                                    June 30,             ended
                                                                                      December 31,
                                                                      2001                2000
                                                               $                   $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              (1,712,063)         (4,376,479)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization                                             277,080             950,079
Loss on disposal of fixed assets                                                -             113,042
Share of loss of associate                                                 86,056              29,517
Unrealized loss on marketable securities                                  (6,737)              49,928
Compensation charge for stock options                                           -             105,000
Accretion of warrants                                                   (138,000)                   -

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable                                 27,404           (624,448)
Increase in amounts receivable from related parties                      (82,807)           (948,555)
(Increase)  decrease in prepaid  expenses  and other  current            (99,419)              17,502
assets

(Decrease) increase in deferred revenue                                 (195,400)             541,351
Increase (decrease) in accounts payable                                   599,173           (184,750)
Increase in accrued expenses and other current liabilities                 18,492              50,465
                                                                        ---------           ---------

Net cash used in operating activities                                 (1,226,221)         (4,277,348)
                                                                      ===========         ===========
Cash flows from investing activities:
Purchases of property and equipment                                     (451,542)           (825,787)
Net purchase of investments                                              (45,430)            (95,045)
Amounts advanced to equity investment                                    (70,000)           (198,000)
                                                                        ---------           ---------

Net cash used in investing activities                                   (566,972)         (1,118,832)
                                                                      ===========         ===========

Cash flows from financing activities:

Proceeds from sale of preferred stock                                     119,934           9,089,546
                                                                        ---------           ---------
Net cash provided by financing activities                                 119,934           9,089,546
                                                                        ---------           ---------
Effects of exchange rate changes on cash and cash equivalents              11,470             119,533
                                                                        ---------           ---------
Net (decrease) increase in cash and cash equivalents                  (1,661,789)           3,812,899

Cash and cash equivalents, at beginning of period                       2,062,867               5,818
                                                                        ---------           ---------
Cash and cash equivalents, at end of period                               401,078           3,818,717
                                                                      ===========         ===========
Supplemental disclosure of cash flow information
Cash paid for interest                                                          -                   -
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

Note 3. On July 6, 2001 the Company completed the acquisition of ProDesign Technology Limited ("PTL"). Completion of the acquisition follows the execution of a letter of intent announced on March 16, 2001. Initial consideration payable in respect of the acquisition is 125,000 shares of common stock in the Company ("Consideration Shares"). Consideration shares are restricted from sale for a period of one year from the date of issue. Additional consideration ("Deferred Consideration") shall be payable by the Company in accordance with the following:

1. If at any time on or before December 31, 2001, the cumulative sales revenues of PTL derived from third parties exceed $500,000, the Company shall issue the number of ordinary shares of common stock in the Company determined in accordance with the following provisions, price being the closing price of the Company's common stock on the relevant date:

        (i)  if the price is $2.50 or more - 100,000 shares

        (ii) if the price is $1.66 or less - 150,000 shares

        (iii) if the price is between $1.66 and $2.50 - a figure equal to the result of dividing 250,000 by the price

2. If at any time on or before December 31, 2002, the cumulative sales revenues of PTL derived from third parties exceed $1,000,000, the Company shall issue the number of ordinary shares of common stock in the Company determined in accordance with the following provisions, price being the closing price of the Company's common stock on the relevant date:

(i) if the price is $2.50 or more - 100,000 shares

(ii) if the price is $1.66 or less - 150,000 shares

(iii) if the price is between $1.66 and $2.50 - a figure equal to the result of dividing 250,000 by the price



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

         Certain of the statements contained in this Quarterly Report on Form 10-Q, including certain statements in this section, are forward-looking. In addition, from time to time, we may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Risk Factors" in the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2000, which are: "Our limited operating history makes evaluating our business difficult"; "Our quarterly operating results may fluctuate significantly and you should not rely on them to predict our future performance"; "Our business may suffer if new customers do not accept our product offerings"; "We depend on a few industries for most of our sales, and we may not be successful in expanding beyond those limited markets"; "The loss of one of our largest customers could cause our revenues to drop quickly and unexpectedly"; "We depend upon licenses with manufacturers for revenues"; "We need to manage our growth effectively or we may not succeed"; "We need additional cash to operate our business and our viability as a going concern is uncertain"; "Our stock price or our business could be adversely affected if we are not able to effectively integrate acquisitions"; "Competition could reduce our market share and harm our business"'; "We need to continually develop new products or we risk technological obsolescence"; "We have a limited ability to protect our intellectual property rights and others could infringe on or misappropriate our proprietary rights"; "We depend on key personnel for our success"; "Our founders, officers and principal stockholders have substantial control over our voting stock and have the ability to make decisions that could adversely affect our stock price"; "We may be subject to future product liability claims"; "Our common stock price is likely to be volatile and could drop unexpectedly"; "If we fail to maintain our OTC Bulletin Board listing, liquidity of your investment will be adversely affected"; and "Under certain circumstances, our common stock may be considered a penny stock which could negatively impact the market for our common stock." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative of such terms or other comparable terminology.

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

Overview

         As used in this Item 2, the "Company" means BioProgress Technology International, Inc. ("BioProgress") and its consolidated subsidiaries. The Company is a development stage company engaged primarily in the research, development, manufacturing, marketing, sales and distribution of products that use water soluble and biodegradable films for the dietary supplement, pharmaceutical, recreational and cosmetic industries and other applications. The Company's research and development operations are located in the United Kingdom. During 2000 and the first two quarters of 2001, the Company's primary focus remained on the development and commercialization of its unique and proprietary process, the XGel(TM) film system ("XGel(TM) FS").

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

         On June 4, 2001, the Company's new manufacturing facility located at Hostmoor, March, England was opened. The new facility of approximately 25,000 square feet has been custom built to serve as the final assembly, test and commission base for its range of XGelTM FS. The main area of the facility houses five cubicles called `pods', which have been designed to allow the Company's customers to carry out commission work in a confidential manner. The Company anticipates being able to commission fifty XGelTM FS annually from existing resources, and space is available to double that rate if and when required. Two different versions of the XGelTM FS are already on site and three more are expected shortly. Thirty-three employees have already relocated to the new facility, including the entire engineering design and support team. In addition, the Company's research and development functions have transferred to the new facility in purpose-built and equipped laboratories.

         On July 10, 2001, the Company completed four agreements with a European pharmaceutical company, Farmasierra, S. L. ("Farmasierra"). These agreements are for the sale of a full scale XGelTMFS; the sale of a license to use the Company's patents in respect of the XGelTM technology; the future supply of additional XGelTMFS; and, the future supply of XGelTM Film for use with the XGelTMFS.

         The Company believes that the technology covered by the agreements with Farmasierra is innovative with respect to the pharmaceutical industry. The pharmaceutical industry currently uses two types of gelatin-based dosage forms: gelatin soft capsules for liquids, and two-piece hard gelatin capsules for powders. These two processes exist because the soft capsule process is essentially wet, and therefore not suitable for use with powders. With the development of a powder fill version of the XGelTMFS, pharmaceutical companies will be able to employ just the one process to deliver both liquid and powder products. Further, the Company's Septum technology enables both liquids and powders to be combined in a single capsule and to be released at different times and/or sites in the digestive system.

         On July 9, 2001, the Company and The Boots Company PLC ("Boots ") extended their product development agreement and negotiated ongoing commercial terms to enable new product concepts to enter consumer trials. The Product Development Agreement was executed in October 2000 to develop a range of innovative new consumer products utilizing BioProgress' unique XGelTMFS encapsulation technology. For commercial reasons, the specific products and categories are confidential. The Company is in negotiations with Boots to agree the terms for commercialization of the products on a global basis which, in line with the Company's business model, will include a technology licensing agreement, the design and supply of production machines and the on-going supply of the proprietary film materials necessary to manufacture the new products.

         The Healthy Forum Limited ("THF"), in which the Company has a 46.6% investment, has released the first section of its unique "body maps" at its web site, which can be viewed at www.thehealthyforum.com. THF's first range of products were launched in March 2001 and are now available in excess of 1,000 retail stores in the United Kingdom, including Sainsbury's, Waitrose, Superdrug and Robert Sayle.

         On July 27, 2001, the Company announced that Dr. Carey Bottom had accepted an invitation to join its Board of Directors with immediate effect. Dr. Carey Bottom has been President and Chief Executive Officer of PharmaCore, Inc. since October 2000. Prior to this appointment, Dr. Bottom was Chief Operating Officer of LDS Technologies, Inc., a drug delivery company holding a significant proprietary position in microemulsion technology for enhancing the oral absorption of water-soluble drugs with low gastrointestinal permeability. The technology was particularly beneficial for enhancing the oral absorption of peptide actives such as desmopressin. A major drug delivery company acquired LDS Technologies in August 2000. From 1994 to 1999, Dr. Bottom was Senior Vice President of R&D for Banner Pharmacaps, Inc., a company engaged in the development and manufacture of soft gelatin capsules for the drug and nutritional industries. His responsibilities at Banner included establishing and directing a comprehensive research operation for soft gelatin capsules as well as developing new business for the Company. He has also held executive positions covering diverse areas of responsibilities including quality control, regulatory affairs, compliance and analytical chemistry for Schering-Plough, Chase Pharmaceutical Company, Marion Laboratories and the Drackett Company, a division of Bristol-Myers.

         Dr. Bottom obtained his Ph.D. in Chemistry from the University of Missouri-Rolla, having also earned his M.S. and B.S. degrees from the same institution. He has authored or co-authored numerous scientific papers and book chapters covering diverse areas such as natural products, carbohydrates, analytical chemistry, dissolution technology, transdermal delivery and pharmacokinetics. In addition, he also holds several patents covering pharmaceutical preparations and household products. In 1998, Dr. Bottom received the FDA Commissioner's

Special Citation for his cooperative research efforts with the Agency on gelatin capsule dissolution. This work led to the implementation of a compendial two-tier dissolution testing procedure for gelatin capsules.


Results of Operations

         Summary

         The results for the quarter ended June 30, 2001 show that the Company received certain license fees and other income derived from agreements signed in respect of its XGel(TM) FS. Material amounts of income from the same sources are also included in the provision for deferred income. Other sources of income were fees for research and development work and accrued royalties in respect of the license sold to Consolidated EcoProgress Technologies ("EcoProgress") (VSE:CES). The reduced operating loss of $1,609,652 in the second quarter of 2001, as compared to $1,654,147 in the second quarter of 2000, primarily consists of increases in the cost of revenues, development costs and professional fees offset by a reduction in the unrealized loss on marketable securities, to a small profit in this quarter, and a reduction in general and administrative expenses. The increased operating loss of $3,844,418 in the six months to June 30, 2001, as compared to $1,841,969 in the six months to June 30, 2000, primarily consists of an increase in the cost of revenues from substantially increased machine development costs, professional fees and general and administrative expenses. The expenditure incurred by the U.K. operations, the Company's research and development facility, has increased to $933,979 in the first six months of 2001, as compared to $527,403 in the first six months of 2000, as a direct result of a substantial increase in engineering manpower and resources required to meet the obligations of the Company under executed agreements and further resources applied to general engineering and formulation development. The results reflect the Company's continuing efforts to commercialize its XGel(TM) FS, both in North America and Europe.

         The Company's finances remain on budget notwithstanding the decrease in cash balances. The Company believes that during the course of the next twelve months, the plans of the management and the business model, together with the planned and progressing issue of up to a further two million Series B Preferred Shares, will ensure that the Company continues to grow and the financial health of the Company will strengthen. Funds generated are expected to arise from agreements already signed, the sale of listed investments, the signing of further agreements, cash from receivables and the sale of further Series B Preferred shares during the forthcoming periods. In addition, Close Brothers Corporate Finance continues to be retained to examine the strategic options available to the Company.

Consolidated Statement of Operations

         The Company's operations were expanded during the first two quarters of 2001, resulting in overall increases in all material headline figures in the profit and loss account.

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

         The Company's total revenues increased to $248,136 from $56,786 in the second quarter of 2001, an increase of 337% over the corresponding period. The Company's total revenues increased to $653,288 from $236,014 in the six months to June 30, 2001, an increase of 177% over the corresponding period. A number of factors contributed to the increase in total revenues in the second quarter of 2001 compared with the corresponding period in 2000, including the release of deferred income to profit and loss from the sales of licenses in respect of the XGel(TM) FS. Revenues generated in relation to an evaluation agreement and a product development agreement with Procter & Gamble contributed 65% of the total revenues in the second quarter of 2001 and is the main contributor to the increased revenues this quarter. The remaining revenues were generated from research and development collaboration agreements and the receipt of ongoing license fees from its Canadian licensee, EcoProgress, for the Trutona International, Inc. products. The levels of these other revenues are broadly consistent with the first quarter of 2000.

         The following is a summary of major contracts signed that have not yet had a major impact on the revenues of the Company but are expected to lead to the generation of material revenues later in 2001 and 2002.

         On July 25, 2000, the Company announced that it had licensed its XGel(TM) FS to Peter Black Healthcare Limited ("Peter Black"). Peter Black is a wholly owned subsidiary of Peter Black Holdings (LSE: BKP). Peter Black is the United Kingdom's leading supplier and largest manufacturer of private label vitamin, mineral and herbal supplements. In addition, it owns several leading supplement brands and the United Kingdom's No. 2 Direct Marketing Brand. The license grants Peter Black exclusive use of the XGel(TM) FS to produce and sell dietary supplements and non-prescription medicines within the United Kingdom and Republic of Ireland. In addition, Peter Black has conditional exclusivity to serve as a contract manufacturer of dietary supplements and non-prescription medicines within member states of the European Economic Community and the European Free Trade Association. The license is in respect of one XGel(TM) FS. Additional XGel(TM) FS, if and when ordered by Peter Black, will require the purchase of additional licenses. Consideration paid for the license remains confidential at this time. In addition, an annual license fee is payable in respect of the license for the period of ten years or the life of the patent, whichever is the longer term. The Company has recognized no revenues to date in respect of the Peter Black agreements, as certain revenue recognition criteria have not yet been met. All cash received to date is included within the deferred income balance at June 30, 2001. The XGel(TM) FS which is the subject of the agreement with Peter Black is on-site at the Company's Hostmoor facility and is undergoing commissioning at the time of this report. The commission process requires each sub-assembly to be tested individually against specification prior to its assembly into the XGel(TM) FS. Testing of the assembled XGel(TM) FS is performed in several stages to ensure that quality and efficiency is maintained at varying speeds of operation and in the production of varying types and sizes of capsules. Commissioning of the Peter Black XGel(TM) FS is progressing satisfactorily at the time of this report.

         As mentioned above, on July 10, 2001, the Company completed four agreements with a Spanish pharmaceutical company, Farmasierra. See "Overview."

         The Company is continuing to work with major international corporations engaged in pharmaceuticals, consumer durables and confectionery products to determine the suitability of the XGel(TM) FS to replace traditional encapsulation processes and, in some cases, to facilitate new product development not possible with competitive technologies. There can be no assurance that any of these discussions will result in finalized agreements.

         During June 2001, the Company commenced user trials of its flushable and biodegradable ostomy pouch. The Company believes that initial feedback from users is extremely encouraging. As a result of the feedback received, the Company is in the process of producing a large batch of ostomy pouches in order to expand the number of trials with a view to collecting sufficient data to determine if the current design is suitable for commercial release. It is anticipated that these additional trials will be completed during 2001.

         Cost of Revenues

         The Company's cost of revenues increased to $340,542 in the second quarter of 2001 from $6,782 in 2000. The Company's cost of revenues in the six months ended June 30, 2001 increased to $1,020,065 from $12,786 in the six months ended June 30, 2000. The majority of the increase is a result of the increased research and development effort in developing new variations of the XGel(TM) FS. During 2000, the Company took several major steps toward commercializing the XGel(TM) FS. The fabrication of the Company's first ingestible product version of the XGel(TM) FS, code-named "Swallow 1" continued throughout the period. Swallow 1 was designed by the Company and is subject to various patent applications and is being manufactured by specialist sub-contractors. The ability to demonstrate Swallow 1 in operation to potential customers is expected to generate interest from several major international corporations interested in purchasing licenses and the XGel(TM) FS.

General and Administrative Expenses

         General and administrative expenses (including the management fee of Jade and directors salaries) have decreased to $873,608 in the second quarter of 2001 from $1,308,963 in the second quarter of 2000, a decrease of 33%. The material balances classified within general and administrative expenses are discussed below:

         Directors and senior management costs. Payments in relation to directors and senior management services have increased to $378,855 during the second quarter of 2001 from $332,532 during the second quarter of 2000. For the first six months of 2001, directors and senior management costs were $889,084 compared with $436,063 in the six months to June 30, 2000. The latter excluded the $150,000 management charge referred to in the paragraph below. During the first quarter of 2000 and in 2001, a review of directors and senior management remuneration was completed and, as a result, salaries were increased to reflect increased responsibilities and future development.

         Management charges. Management charges payable to Jade ceased on March 31, 2000. During the first quarter of 2000 management charges of $150,000 were paid but none were paid in the second quarter of 2000 and thereafter.

         Amortization and depreciation. Amortization and depreciation costs have increased in the second quarter of 2001. The charge during the second quarter of 2001 was $277,080 compared to $234,108 in the first quarter of 2000. The charge for the first two quarters of 2001 was $531,003 compared to $400,527 in the first two quarters of 2000. The increase is entirely due to increased depreciation on fixed asset expenditure. The majority of the charge in both years relates to the amortization of goodwill generated following the reverse acquisition of BioProgress Technology Limited in 1998.

         Staff related costs. Staff related costs, which consist primarily of salary costs (other than directors and senior management), recruitment, entertaining and traveling have increased to $267,786 in the second quarter of 2001 from $106,789 in the second quarter of 2000. Further, the staff related costs have increased to $506,555 from $149,196 in the first six months of 2001 compared with the first six months of 2000. These increases are as a direct result of increases in the headcount of the Company as the Company develops different variations of the XGel(TM) FS and a significant increase in traveling costs. The year ended December 31, 2000 was the first year where the Company has incurred significant traveling expenditure as a direct result of negotiating with potential customers, and visiting those customers who have signed agreements during the year.

         Other general and administrative costs. Other costs within the general and administrative area have reduced to a credit of $34,492 in the second quarter of 2001 from $626,072 in the second quarter of 2000. For the six months to June 30, 2001, other general and administrative costs were $395,821 compared with $1,158,135 in the first six months of 2000. The following are the major reasons for the changes:

         Foreign exchanges losses during the second quarter of 2001 were a credit of $4,438 caused by a more stable U.S. dollar rate against the Pound sterling. In the comparable quarter in

2000, foreign exchange losses were $381,337 when the Company had higher levels of cash and liquid resources denominated in both currencies that were subject to exchange rate fluctuations. Foreign exchange losses in the first six months of 2001 were $316,193 compared with $445,761 for the first six months of 2000. The first quarter of 2001 was more adversely effected by adverse foreign currency fluctuations due to higher cash balances in that quarter.

         A credit in the second quarter of 2001 of $138,000 due to a reversal of the warrant accounting charge was significant in producing an overall credit for other general and administrative costs in the quarter. In the second quarter of 2000, there was a loss on sale of fixed assets of $114,159 with no comparable charge in this quarter.

         Other expenses within this category which include such items as office overhead (rent, stationery, maintenance and similar categories) increased in line with expectations due to the Company's increased levels of activity.

         General administration charges are likely to continue to increase in line with increases in the head count during the forthcoming year. The Company continues to recruit additional staff for the engineering and laboratory departments in the United Kingdom together with increases in administrative staff both in the United States and United Kingdom. Elsewhere, management continues to make efforts to minimize day-to-day overheads and periodic reviews of overhead costs continue to be undertaken internally.

         Realized and unrealized loss (profit) on marketable securities. A profit of $6,737 was made during the second quarter of 2001, as compared to a loss of $165,722 during the second quarter of 2000. For the first six months of 2001 the cumulative loss is $232,729 compared with a cumulative gain of $328,030 in the first six months of 2000. The stock prices of the Company's holding of marketable securities were more stable during the period.

         Professional fees. Professional fees increased by 183% to $650,375 in the second quarter of 2001 from $229,466 in the second quarter of 2000. Professional fees for the first six months of 2001 were $935,575 compared with $265,726 in the first six months of 2000. The amount during 2001 is caused by financial public relations activity, legal and accounting activities, together with corporate advice fees. Due to the increased level of advice required in various areas in 2001, professional fees are higher during the first and second quarters of the year, as compared to last year, and are likely to remain high in the next quarter.

         Loss from Operations

         The result of the above is that a loss applicable to common stockholders of $1,812,233 was generated in the second quarter of 2001 as compared to a loss of $2,465,370 in the second quarter of 2000, which represents a decrease of 26%. However, the loss in the second quarter of 2000 included a charge for dividends payable and accretion of preferred stock of $790,753 compared with $100,170 in the second quarter of 2001. The net loss applicable to common stockholders of $4,153,978 generated in the first two quarters of 2001 compares to a loss of $3,942,897 in the first two quarters of 2000. While the Company believes that costs are expected to continue to increase, but at a slower rate than the previous five quarters, as the research and development activities of the Company continue to grow, license and other revenues are expected to increase in 2001 as delivery of the first machines occurs, currently expected in the third quarter of 2001, and consequential sales and deferred income provisions expected to arise in the final quarter of 2001. There is currently $1,268,700 of deferred income some of which will continue to be released during 2001 and beyond as revenue recognition criteria are met.

         Share of Loss of Equity Investment

         During April 2000, the Company invested an initial $50,000 in The Healthy Forum Limited ("The Healthy Forum"). The Company continues to offer financial support by way of loan. The Healthy Forum has been formed to build a global well-being brand in the complimentary medical and specialty food sectors. The principal products of The Healthy Forum are feminine hygiene, beneficial foods and vitamins, minerals and supplements. During the quarter, the Company has taken a charge to profit and loss in respect of its share of the losses of The Healthy Forum of $102,411, as compared to nil in the second quarter of 2000. In April 2001, the Company invested an additional $70,000 in the Healthy Forum increasing its shareholding from 29.9% to 46.6%.

         Provision for Income Taxes

         No provision has been made for income taxes in 2000 or 2001 as a result of the losses made by the Company. The Company has provided a 100% valuation allowance against the deferred tax asset arising on the net operating losses due to the uncertainty of their ultimate realization.

         Dividends Payable and Accretion of Common Stock

         A charge of $100,170 for accretion of preferred stock was taken to profit and loss for dividends payable and accretion of preferred stock during the second quarter of 2001, as compared to $790,753 during the second quarter of 2000. This is explained in more detail below, but was incurred due to the issuance of Series B Preferred Stock during the second quarter of 2001 but is lower than the more substantial issue in the comparable quarter of 2000, with the difference that arises between the subscription price and redemption value being charged to profit and loss.

Liquidity and Capital Resources

         Since its inception, the Company has financed its operations primarily through the sale of preferred stock to accredited investors. As at June 30, 2001, the Company has cash and cash equivalents of $401,078 compared to $3,818,717 at June 30, 2000.

         During the second quarter of 2001, the Company received $119,934 from the sale of shares of Series B Preferred Stock at par value as compared to $2,690,759 in the second quarter of 2000. All sales in 2001 and 2000 were of Series B Preferred Stock. The Company has raised a further $645,950 from the sale of 258,380 Series B Preferred Stock since the end of the quarter as part of its current fundraising to sell a maximum of a further 2,000,000 Series B Preferred Stock to raise up to $5,000,000. These proceeds have and will continue to be been used to reduce and fund trade and short term liabilities to a minimal amount and for general working capital purposes, including research and development and the building, design and upgrade of further plant and machinery and for expansion of the business during 2001 and thereafter. The funds raised from the sale of Series B Preferred Stock have been applied to funding the net cash used in operating activities. The net cash used in operating activities has decrease slightly from $1,261,187 in the first quarter of 2001 to $1,226,221 in the second quarter of 2001. The Company has invested $451,542 in property, plant and equipment in the second quarter of 2001, a decrease of 32% from $660,817 in the second quarter of 2000.

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

         The Company is in discussion with several parties regarding joint ventures, license agreements and distribution agreements for its XGel(TM) FS and derived products. The Company also continues to investigate a number of other long-term funding scenarios and opportunities and to this end the Company engaged, earlier this year, Close Brothers Corporate Finance Limited as its corporate finance advisors who continue to work closely with the Company on various strategic scenarios.

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

         Foreign Currency Exchange Risk

         With sales and services offices in the United States and the United Kingdom, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposure has been non-dollar-denominated operating expenses and sales by its U.K. subsidiary. The introduction of the Euro as a common currency for members of the European Monetary Union, of which the United Kingdom is not a member, occurred in January 1999. To date, the Company has not seen any impact of the Euro on foreign exchange exposure. The Company is prepared to hedge against fluctuations in the British Sterling, Euro or other foreign currency if the exposure becomes material. As of December 31, 2000, the Company's material non-dollar-denominated assets and liabilities primarily consisted of cash, accounts receivable and accounts payable denominated in British Sterling.

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

---------------------------
(1) Filed as an exhibit to the Company's Registration Statement on Form 10-SB dated August 23,1994, or October 21, 1994 (Registration No. 0-24736).
(2) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1995.
(3) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1996.
(4) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1997.
(5) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1998.
(6) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1999.
(7) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 2000.

b.     Form 8-K

       The Company did not file any current report on Form 8-K during the three months ended June 30, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BioProgress Technology International, Inc.
                                                        (Registrant)



Date:     August 7, 2001              By:    /s/ James T C Longley
                                         ---------------------------------------
                                            James T C Longley
                                            Chief Financial Officer
                                      (Signing on behalf of the registrant and
                                      as principal financial officer)