Form 10-Q
period 2001-09-30
BIOPROGRESS TECHNOLOGY INTERNATIONAL INC
filed 2001-11-15
CIK 928958

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

                          -----------------------------

(Mark One)

     X            Quarterly report pursuant to Section 13 or 15(d) of the
----------        Securities Exchange Act of 1934 for the Quarterly Period Ended
                  September 30, 2001 or

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

                -------------------------------------------------

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

As of November 10, 2001, there were 45,861,877 shares of the registrant's common stock outstanding.

                                TABLE OF CONTENTS


                                                                            PAGE
PART I - FINANCIAL INFORMATION.................................................1

Item 1.  Financial Statements (Unaudited)......................................1

         Consolidated Balance Sheets for September 30, 2001 and
         December 31, 2000.....................................................1

         Consolidated Statement of Operations for the three months ended
         September 30, 2001 and 2000...........................................2

         Consolidated Statement of Operations for the nine months ended
         September 30, 2001 and 2000...........................................3

         Consolidated Statement of Cash Flows for the nine months ended
         September 30, 2001 and 2000...........................................4

         Notes to Financial Statements (unaudited).............................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........17

PART II - OTHER INFORMATION...................................................17

Item 6.  Exhibits and Reports on Form 8-K.....................................17

         SIGNATURES..........................................................S-1

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.    FINANCIAL STATEMENTS

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
           -----------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED) SEPTEMBER 30, 2001

                                                               September 30, 2001    December 31, 2000
                                                               ------------------    -----------------
                                                                       $                    $
CURRENT ASSETS
Cash and cash equivalents                                                 169,661            3,818,717
Marketable securities                                                     242,084              362,423
Accounts receivable                                                       224,001              826,251
Amounts due from related parties                                          679,400              167,705
Prepaid expenses and other current assets                                 565,908            1,789,172
                                                                        ---------            ---------

Total current assets                                                    1,881,054            6,964,268

FIXED ASSETS
Property, plant and equipment, net                                      1,437,573              881,463

EQUITY INVESTMENTS, net                                                   572,951              218,482

INTANGIBLE ASSETS
Trademarks, licenses, patents, net                                        992,277            1,094,506
Goodwill, net                                                           5,084,463            5,425,389
                                                                       ----------            ---------
TOTAL ASSETS                                                            9,968,318           14,584,108
                                                                        =========             ========
CURRENT LIABILITIES
Bank overdraft                                                            262,099                    -
Accounts payable                                                          630,917              173,185
Accrued expenses and other current liabilities                            819,078              422,230
Deferred revenue                                                        1,360,300            1,763,305
                                                                        ---------            ---------
Total current liabilities                                               3,072,394            2,358,720
                                                                        ---------            ---------
Redeemable convertible preferred stock, Series A, par value                 3,120                3,120
$1.00
Redeemable convertible preferred stock, Series B, par value             1,517,174              338,040
$2.50
                                                                        ---------           ----------
                                                                        1,520,294              341,160
                                                                        ---------           ----------

STOCKHOLDERS' EQUITY Common stock, $0.001 par value:
75,000,000 shares authorized (2000: 50,000,000)
45,861,877 shares issued and outstanding (2000: 45,611,541)                45,862               45,612

Additional paid-in capital                                             22,235,525           23,195,285
Accumulated deficit                                                  (16,938,555)         (11,421,592)
Accumulated other comprehensive gain                                       32,798               64,923
                                                                       ----------            ---------
TOTAL STOCKHOLDERS' EQUITY                                              5,375,630           11,884,228
                                                                       ----------            ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              9,968,318           14,584,108
                                                                        =========             ========
THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS.


           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
           -----------------------------------------------------------


                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                    Three Months Ended September 30
                                                                        2001               2000
                                                                         $                   $

Net revenues                                                                 71,486            395,634

COSTS AND EXPENSES

Costs of revenues                                                           150,807            171,422

Professional fees                                                           133,246            220,773

Realized and unrealized  loss on marketable securities                      211,331             41,660

General and administrative expenses                                         658,579            852,809
                                                                          ---------           --------

Total cost and expenses                                                   1,153,963          1,286,664
                                                                          ---------           --------

Loss from operations                                                    (1,082,477)          (891,030)

Share of loss from equity investment                                      (112,541)                  -
                                                                         ----------           --------

Net loss                                                                (1,195,018)         (891,030)

Dividend payable and accretion of preferred stock                         (167,963)          (271,916)
                                                                          ---------           --------
Net loss applicable to common stockholders                              (1,362,981)        (1,162,946)
                                                                           ========            =======

Net loss per common share                                                    (0.03)             (0.03)
                                                                           ========            =======
Weighted average number of common shares                                 45,665,184         40,490,853
                                                                           ========           ========





THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS.


           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
           -----------------------------------------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                     Nine Months Ended September 30
                                                                         2001              2000
                                                                          $                  $

Net revenues                                                                724,774            631,648

COSTS AND EXPENSES

Costs of revenues                                                         1,170,871            184,210

Professional fees                                                         1,068,821            441,499

Realized and unrealized loss (profit)  on marketable securities             444,060          (286,370)

Management fee                                                                    -            150,000


General and administrative expenses                                       2,967,405          2,895,781
                                                                          ---------           --------

Total cost and expenses                                                   5,651,157          3,385,120
                                                                          ---------           --------

Loss from operations                                                    (4,926,383)        (2,753,472)

Share of loss from equity investment                                      (322,443)                  -
                                                                          ---------          ---------

Net loss                                                                (5,248,826)        (2,753,472)

Dividend payable and accretion of preferred stock                         (268,133)        (2,352,374)
                                                                          ---------           --------
Net loss applicable to common stockholders                              (5,516,959)        (5,105,846)
                                                                           ========            =======

Net loss per common share                                                    (0.12)             (0.13)
                                                                           ========            =======
Weighted average number of common shares                                 45,657,091         40,490,853
                                                                           ========           ========






THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS.


           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW


                                                                              (Unaudited)
                                                                     Nine Months Ended September 30
                                                                         2001             2000
                                                                           $                $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                (5,248,826)      (2,753,472)

Adjustments to reconcile net loss to net cash
used in operating activities
Goodwill amortization                                                       508,632          508,632
Depreciation and amortization                                               310,209          227,889
Loss on disposal of fixed assets                                            139,483          113,042
Share of loss of associate                                                  321,931           26,395
Realized and unrealized loss (profit) on marketable securities              363,840        (286,370)
Accretion of warrants                                                     (138,000)                -

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable                                  399,759        (827,309)
Increase in amounts receivable from related parties                       (503,558)        (873,990)
Increase in prepaid expenses and other current assets                     (325,394)        (138,874)

(Decrease) increase in deferred revenue                                   (403,005)          518,689
Increase (decrease) in accounts payable                                     422,556        (157,582)
Increase   (decrease)  in  accrued   expenses  and  other  current          206,925         (78,553)
liabilities
                                                                          ---------        ---------

Net cash used in operating activities                                   (3,945,448)      (3,721,503)
                                                                           ========         ========

Cash flows from investing activities:
Purchases of property and equipment                                       (710,074)        (788,393)
Net (purchase) sale of marketable securities                                (4,615)          215,335
Purchase of equity investments                                             (75,000)         (50,000)
Amounts advanced to equity investment                                     (601,400)         (45,000)
Cash acquired from acquisition                                               14,908                -
                                                                          ---------        ---------

Net cash used in investing activities                                   (1,376,181)        (668,058)
                                                                           ========         ========
Cash flows from financing activities:

Proceeds from sale of preferred stock                                     1,462,918        8,899,546
                                                                          ---------        ---------
Net cash provided by financing activities                                 1,462,918        8,899,546
                                                                          ---------        ---------
Effects of exchange rate changes on cash and cash equivalents              (52,444)          140,270
                                                                          ---------        ---------
Net (decrease) increase in cash and cash equivalents                    (3,911,155)        4,650,255

Cash and cash equivalents, at beginning of period                         3,818,717            5,818
                                                                          ---------        ---------
Cash and cash equivalents, at end of period                                (92,438)        4,656,073
                                                                           ========         ========

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND
                SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW (CONTINUED)



Supplemental disclosure of cash flow information

Acquisition of ProDesign Technology Limited

                                                                              (Unaudited)
                                                                     Nine Months Ended September 30
                                                                               2001             2000
                                                                                  $                $

Fair value of equity issued                                                 166,250                -
Assets acquired                                                           (235,945)                -
Liabilities assumed                                                         237,399
Net non-cash investment                                                     167,706                -
                                                                            -------                -
                                                                                                   -
Cash acquired                                                                14,908                -
                                                                             ------                -
Net cash acquired from acquisition                                           14,908
                                                                             ------
                                                                           ========         ========

THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS.


           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

                    Notes to Financial Statements (Unaudited)

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial condition of registrant have been included.

Note 1. A summary of significant accounting policies is currently on file with the U.S. Securities and Exchange Commission in registrant's Form 10-KSB, which is incorporated herein by reference. Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

Note 2. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 3. In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 that are effective January 1, 2002 will have on its results of operations and financial position.

Note 4. On July 6, 2001 the Company completed the acquisition of ProDesign Technology Limited ("PTL"). Completion of the acquisition, which has been accounted for under the purchase method in accordance with FAS 141, follows the execution of a letter of intent announced on March 16, 2001. Initial consideration payable in respect of the acquisition is 125,000 shares of common stock in the Company ("Consideration Shares"). Goodwill of $167,706 arose on the acquisition. Under FAS 142, no amortization is required and this goodwill is subject to impairment review. Consideration Shares are restricted from sale for a period of one year from the date of issue. Additional consideration ("Deferred Consideration") shall be payable by the Company in accordance with the following and any future payments will be reflected as an increase in the purchase price as they fall due:

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

2. If at any time on or before December 31, 2002, the cumulative sales revenues of PTL derived from third parties exceed $1,000,000, the Company shall issue the number of ordinary shares of common stock in the Company determined in accordance with the following provisions, price being the closing price of the Company's common stock on the relevant date:

        (i)       if the price is $2.50 or more - 100,000 shares

        (ii)      if the price is $1.66 or less - 150,000 shares

        (iii) if the price is between $1.66 and $2.50 - a figure equal to the result of dividing 250,000 by the price

As of September 30, 2001, these targets have not been met and no purchase price adjustments have been made.

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

OVERVIEW

         As used in this Item 2, the "Company" means BioProgress Technology International, Inc. ("BioProgress") and its consolidated subsidiaries. The Company is a development stage company engaged primarily in the research, development, manufacturing, marketing, sales and distribution of products that use water soluble and biodegradable films for the dietary supplement, pharmaceutical, recreational and cosmetic industries and other applications. The Company's research and development operations are located in the United Kingdom. During 2000 and the first three quarters of 2001, the Company's primary focus remained on the development and commercialization of its unique and proprietary process, the XGel(TM) film system ("XGel(TM) FS").

         Since inception, the Company has incurred substantial operating losses. Management expects operating losses to continue in the near term as the Company continues its product development efforts, conducts trials and undertakes marketing and sales activities for the XGel(TM) FS. The Company's ability to achieve profitability is dependent upon its ability to successfully complete development of the XGel(TM) FS, to procure manufacturing capacity, and to execute its marketing and sales plan.

         During the quarter, management has conducted an operational and corporate review in light of current market conditions and in consideration of the low share price of the Company. As a result of the review, the Company has postponed any corporate activity that might have arisen as a result of its work with Close Brothers Corporate Finance ("CBCF") for a period of at least six months. Any valuations that may have been achieved in the various scenarios under consideration with CBCF would have resulted in a valuation falling well short of the expectations of the management and, we believe, the shareholders of the Company. The work undertaken with CBCF and the related accountancy and legal fees have cost the Company in excess of $500,000 and these fees have been taken as a charge in the year-to-date.

         In addition, management has reviewed the operations of the Company, in particular the projects and products under development currently being undertaken together with a full review of overheads of the Company with regard to cash burn, financial resources and the amount of funds required until cash flow break-even. As a result of this review, projects and product development have been re-prioritized with a view to bringing those projects to market more quickly which will have a positive cash flow impact. As an indication of the depth and quality of the Company's intellectual property rights and products in various stages of development, management did not feel that any projects should be shelved completely, as all the projects could earn significant future revenues for the Company. Management has decided to seek third party investors or joint venture partners for certain projects of the Company to mitigate current cash outflows and to bring these projects to commercialization more quickly.

         In addition, the Company has arranged a bank overdraft with Barclays Bank PLC for (pound)250,000, secured by the Norwood Road site and a personal guarantee given by Barry Muncaster, the Company's Chief Executive Officer. Since the quarter end, Consolidated EcoProgress Technologies, Inc., the Company's Canadian licensee for the Trutona products, have paid their overdue receivable amounting to nine months research and development contributions. The Company also expects to receive clearance from the Internal Revenue Service before the year-end in respect of U.S. withholding tax on its licenses, which will enable the receivable due from Peter Black Healthcare Limited ("Peter Black"), one of its licensees, to be collected and which will be a blanket clearance for all licenses written of a similar nature.

         The directors of the Company and the directors of all its operating subsidiaries have taken a 66.6% pay cut for the twelve month period commencing July 1, 2001, after which period the salaries will be reviewed. The London office has been closed and the Norwood Road premises leased to The Healthy Forum Limited ("The Healthy Forum"), a U.K. company in which we hold a 46.6% stake. Stronger and improved internal financial controls have been implemented to ensure there are no unnecessary expense commitments and expenditure has been cut back severely on all but the projects of the highest priority. The consolidated statements of cash flow shows that, if compared with the previous quarter, the net loss from operating activities has been reduced considerably and those non-cash items such as depreciation and amortization make up a much higher proportion than in previous quarters. Therefore, operating cash outflow is much reduced and it is anticipated will be reduced further in the next quarter. The Company believes that it continues to manage its working capital effectively.

         As a result of the foregoing, together with its revised financial projections, management is seeking to raise an additional maximum of $3 million by way of the issue of series C preferred shares to enable the Company to reach operational cash flow break-even, estimated at between 12 to 15 months from now. The Company believes that this amount may prove conservative and that, barring any protracted delays in commissioning the first deliverable XGel(TM) FS, such funds will be sufficient for current plans. Based on interest from prospective investors, management believes that it will be able to raise all the necessary funds.

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

         During the quarter, the Company announced the launch of its new website at www.bioprogress.com. The website, which replaces an earlier version, better describes the gains the Company has made and will enable customers, the investment community and other interested parties to gain access to the very latest information about the Company.

RESULTS OF OPERATIONS

         SUMMARY

         The results for the quarter ended September 30, 2001 show that the Company received income from fees for research and development work in respect of the license sold to Consolidated EcoProgress Technologies ("EcoProgress") (VSE:CES), together with the release of deferred income in respect of the sale of the Trutona license to EcoProgress. The increased operating loss of $1,082,477 in the third quarter of 2001, as compared to $891,030 in the third quarter of 2000, primarily consists of increased unrealized losses on marketable securities offset by reductions in costs of revenues, professional fees and general and administrative expenses. Net revenues are materially lower in the third quarter of 2001, as no income has been realized or released from deferred income from the sale of licenses or research and development agreements. The increased operating loss of $4,926,383 in the nine months to September 30, 2001, as compared to $2,753,472 in the nine months to September 30, 2000, primarily consists of a substantial increase in the cost of revenues from machine development costs, professional fees and general and administrative expenses. The expenditure incurred by the U.K. operations, the Company's research and development facility, has increased to $667,825 in the first nine months of 2001, as compared to $652,225 in the first nine months of 2000. These costs have only increased marginally as the research and development team continues to be well-established. The results reflect the Company's continuing efforts to commercialize its XGel(TM) FS, both in North America and Europe.

         The Company's finances remain on budget notwithstanding the reversal from a cash balance to a net overdraft of $92,438, which is secured by a personal guarantee given by Barry Muncaster and by way of a charge over the premises at Norwood Road, March, United Kingdom. The company believes that during the course of the next twelve months, the plans of management and the business model, together with the planned issue of up to $3 million of series C preferred shares with a warrant attached, will ensure that the Company will be able to continue to commercialize its XGel(TM) FS and that the financial health of the Company will strengthen. Funds generated are expected to arise from agreements already signed, the continuing sales of marketable securities, the signing of further agreements, cash from receivables, receipt of funds from Jade Partnership International, Inc. ("Jade") and The Healthy Forum, in repayment of their respective loans from the Company, and the sale of series C preferred shares with a warrant attached during the forthcoming periods.

CONSOLIDATED STATEMENT OF OPERATIONS

         The Company's operations were expanded during the first three quarters of 2001 and are not expected to require any further increased resources in terms of manpower and premises for the time being. This has resulted in overall increases in all material headline figures in the profit and loss account.

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

         The Company's total revenues decreased to $71,486 from $395,634 in the third quarter of 2001, a decrease of 82% over the corresponding period. The Company's total revenues increased to $724,774 from $631,648 in the nine months to September 30, 2001, an increase of 15% over the corresponding period. A number of factors contributed to the decrease in total revenues in the third quarter of 2001 compared with the corresponding period in 2000, in that the only revenues generated in the third quarter of 2001 were from the receipt of ongoing research and development contributions from its Canadian licensee, EcoProgress, for the Trutona International, Inc. products and deferred income therefrom. The corresponding period in 2000 also enjoyed income from licenses and research and development agreements.

         The following is a summary of major contracts signed that have not yet had a major impact on the revenues of the Company but are expected to lead to the generation of material revenues later in 2001 and 2002.

         On July 25, 2000, the Company announced that it had licensed its XGel(TM) FS to Peter Black. Peter Black is a wholly owned subsidiary of Peter Black Holdings (LSE: BKP). Peter Black is the United Kingdom's leading supplier and largest manufacturer of private label vitamin, mineral and herbal supplements. In addition, it owns several leading supplement brands and the United Kingdom's No. 2 Direct Marketing Brand. The license grants Peter Black exclusive use of the XGel(TM) FS to produce and sell dietary supplements and non-prescription medicines within the United Kingdom and Republic of Ireland. In addition, Peter Black has conditional exclusivity to serve as a contract manufacturer of dietary supplements and non-prescription medicines within member states of the European Economic Community and the European Free Trade Association. The license is in respect of one XGel(TM) FS. Additional XGel(TM) FS, if and when ordered by Peter Black, will require the purchase of additional licenses. Consideration paid for the license remains confidential at this time. In addition, an annual license fee is payable in respect of the license for the period of ten years or the life of the patent, whichever is the longer term. The Company has recognized no revenues to date in respect of the Peter Black agreements, as certain revenue recognition criteria have not yet been met. All cash received to date is included within the deferred income balance at September 30, 2001. The XGel(TM) FS which is the subject of the agreement with Peter Black is on-site at the Company's Hostmoor facility and is undergoing commissioning at the time of this report. The commission process requires each sub-assembly to be tested individually against specification prior to its assembly into the XGel(TM) FS. Testing of the assembled XGel(TM) FS is performed in several stages to ensure that quality and efficiency is maintained at varying speeds of operation and in the production of varying types and sizes of capsules. Commissioning of the Peter Black XGel(TM) FS is progressing satisfactorily at the time of this report.

         On July 10, 2001 the Company completed four agreements with a Spanish pharmaceutical company, Farmasierra, S. L., for: the sale of a full scale XGelTM FS; the sale of a license to use the Company's patents in respect of the XGelTM technology; the future supply of additional XGelTM FS; and, the future supply of XGelTM Film for use with the XGelTM FS. The Company believes that the technology covered by these agreements may revolutionize the pharmaceutical industry. The pharmaceutical industry currently uses two types of gelatin-based dosage forms: gelatin soft capsules for liquids and two-piece hard gelatin capsules for powders. These two processes exist because the soft capsule process is essentially wet, and therefore not suitable for use with powders. With the development of a powder fill version of the XGelTM FS, pharmaceutical companies will be able to employ just the one process to deliver both liquid and powder products. Further, the Company's Septum technology enables both liquids and powders to be combined in a single capsule and to be released at different times and or sites in the digestive system. The Company has recognized no revenues to date in respect of the Farmasierra agreements.

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

         During June 2001, the Company commenced user trials of its flushable and biodegradable ostomy pouch. The Company believes that initial feedback from users is extremely encouraging. As a result of the feedback received, the Company is in the process of producing a large batch of ostomy pouches in order to expand the number of trials with a view to collecting sufficient data to determine if the current design is suitable for commercial release. In addition, the Company is actively seeking investment or a joint venture partner for this product range.

         COST OF REVENUES

         The Company's cost of revenues decreased to $150,807 in the third quarter of 2001 from $171,422 in 2000 due to much of the development work that was being done on the ingestible machine now being complete and no ongoing work on the non-ingestible machine. The Company's cost of revenues in the nine months to September 30, 2001 increased to $1,170,871 from $184,210 in the nine months to September 30, 2000. The majority of the increase is a result of the increased research and development effort in developing new variations of the XGel(TM) FS but which has now since reduced as certain projects reach a more advanced stage. During 2001, the Company took several major steps toward commercializing the XGel(TM) FS. The fabrication of the Company's first ingestible product version of the XGel(TM) FS, code-named "Swallow 1" continued throughout the period. Swallow 1 was designed by the Company and is subject to various patent applications and is being manufactured by specialist sub-contractors who have now delivered the machine for commissioning to the Hostmoor Avenue premises, March, United Kingdom. The ability to demonstrate Swallow 1 in operation to potential customers is expected to continue to generate interest from several major international corporations interested in purchasing licenses and the XGel(TM) FS. The machine is now being demonstrated and has generated considerable interest, which the Company expects to commence converting into orders for machinery and licenses.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses (including the management fee of Jade and directors salaries) have decreased to $658,579 in the third quarter of 2001 from $852,809 in the third quarter of 2000, a decrease of 23%. The material balances classified within general and administrative expenses are discussed below:

         Directors and senior management costs. Payments in relation to directors and senior management services have decreased to $142,374 during the third quarter of 2001 from $477,756 during the third quarter of 2000. For the first nine months of 2001, directors and senior management costs were $1,031,457 compared with $1,063,819 in the nine months to September 30, 2000. The latter included the $150,000 management charge referred to in the paragraph below. From July 1, 2001, the salaries of directors were cut by two thirds and all bonus provisions reversed for a period of twelve months, at which time the salaries will be reviewed again.

         Management charges. Management charges payable to Jade ceased on March 31, 2000. During the first quarter of 2000, management charges of $150,000 were paid but none were paid in the second quarter of 2000 and thereafter.

         Amortization and depreciation. Amortization and depreciation costs have increased in the third quarter of 2001. The charge during the third quarter of 2001 was $274,706 compared to $239,590 in the third quarter of 2000. The charge for the first three quarters of 2001 was $805,709 compared to $643,242 in the first three quarters of 2000. The increase is entirely due to increased depreciation on fixed asset expenditure. The majority of the charge in both years relates to the amortization of goodwill generated following the reverse acquisition of BioProgress Technology Limited in 1998.

         Staff related costs. Staff related costs, which consist primarily of salary costs (other than directors and senior management), recruitment, entertaining and traveling have reduced to $226,896 in the third quarter of 2001 from $251,951 in the third quarter of 2000. Staff related costs have increased to $733,451 from $400,147 in the first nine months of 2001 compared with the first nine months of 2000. The decrease in the third quarter is due to lower traveling and entertainment costs, offset by higher staff salaries. The increases in the first nine months of 2001 as compared with the first nine months of 2000 are as a direct result of increases in the headcount of the Company as the Company develops different variations of the XGel(TM) FS and a significant increase in traveling costs. The year ended December 31, 2000 was the first year in which the Company has incurred significant traveling expenditure as a direct result of negotiating with potential customers, and visiting those customers who had signed agreements during the year.

         Other general and administrative costs. Other costs within the general and administrative area have increased to $14,603 in the third quarter of 2001 from a credit of $116,488 in the third quarter of 2000. For the nine months to September 30, 2001, other general and administrative costs were $397,301 compared with $788,573 in the first nine months of 2000. The following are the major reasons for the changes:

         Foreign exchanges gains during the third quarter of 2001 were $260,370. In the comparable quarter in 2000, foreign exchange gains were $40,849. Foreign exchange losses in the first nine months of 2001 were $55,823 compared with $404,912 for the first nine months of 2000. As cash balances have been reducing, the Company has not been as adversely affected by adverse foreign currency fluctuations.

         There has been no charge or credit in the third quarter of 2001, as the warrants are no longer in-the-money. A $55,000 credit has been taken to profit and loss in the first nine months of 2001. There was no comparable charge in the first nine months of 2000. In the third quarter of 2001, there was a loss on sale of fixed assets of $10,574, with no comparable charge in 2000. There was a charge for losses on the sale of assets of $130,141 for the first nine months of 2000.

         Other expenses within this category, which include such items as office overheads (rent, stationery, maintenance and similar categories) increased in line with expectations due to the Company's increased levels of activity compared with 2000.

         General administration charges are likely to reduce or remain constant in the forthcoming year. The Company is not recruiting additional staff for any functions in the United Kingdom at present. Elsewhere, management continues to make efforts to minimize day-to-day overheads and periodic reviews of overhead costs continue to be undertaken internally.

         Realized and unrealized loss (profit) on marketable securities. A loss of $211,331 was incurred during the third quarter of 2001 as compared to neither a profit nor loss in the corresponding period. For the first nine months of 2001, the cumulative loss was $444,060 compared with a cumulative gain of $328,030 in the first nine months of 2000. The Company has now disposed of the majority of its holdings in marketable securities, with EcoProgress comprising the majority of the holdings.

         Professional fees. Professional fees decreased by 24% to $133,246 in the third quarter of 2001 from $175,773 in the third quarter of 2000. Professional fees for the first nine months of 2001 were $1,068,821 compared with $441,499 in the first nine months of 2000. The amount during 2001 is caused largely by increased corporate advice fees and related advice. No further corporate finance advisory and related fees are expected to be incurred for the next two quarters

         LOSS FROM OPERATIONS

         The result of the above is that a loss applicable to common stockholders of $1,362,981 was generated in the third quarter of 2001 as compared to a loss of $1,162,946 in the third quarter of 2000, which represents an increase of 17%. However, the loss in the third quarter of 2001 included a charge for share of loss from equity investment of $112,541 compared with nil in the third quarter of 2000. The charge for dividends payable and accretion of preferred stock was $167,963 in the third quarter of 2001 compared with $271,916 in the comparable period. The net loss applicable to common stockholders of $5,516,959 generated in the first three quarters of 2001 compares to a loss of $5,105,846 in the first three quarters of 2000. Due to cost cuts, the Company believes that costs are expected to decrease over the next quarter. Revenues are expected to increase in 2002 as delivery of the first machine occurs in the first quarter and further orders for machines and sales of licenses ensue. There is currently $1,360,300 of deferred income some of which will continue to be released during 2001 and beyond as revenue recognition criteria are met.

         SHARE OF LOSS OF EQUITY INVESTMENT

         During April 2000, the Company invested an initial $50,000 in The Healthy Forum. The Company continues to offer financial support by way of loan. The Healthy Forum has been formed to build a global well-being brand in the complimentary medical and specialty food sectors. The principal products of The Healthy Forum are feminine hygiene, beneficial foods and vitamins, minerals and supplements. During the quarter, the Company has taken a charge to profit and loss in respect of its share of the losses of The Healthy Forum of $112,541, as compared to nil in the third quarter of 2000. In April 2001, the Company invested an additional $70,000 in The Healthy Forum increasing its shareholding from 29.9% to 46.6%.

         PROVISION FOR INCOME TAXES

         No provision has been made for income taxes in 2000 or 2001 as a result of the losses made by the Company. The Company has provided a 100% valuation allowance against the deferred tax asset arising on the net operating losses due to the uncertainty of their ultimate realization.

         DIVIDENDS PAYABLE AND ACCRETION OF COMMON STOCK

         A charge of $167,963 was taken to profit and loss for dividends payable and accretion of preferred stock during the third quarter of 2001, as compared to $271,916 during the second quarter of 2000. This is explained in more detail below, but was incurred due to the issuance of series B preferred shares during the third quarter of 2001, but is lower than the more substantial issue in the comparable quarter of 2000, with the difference that arises between the subscription price and redemption value being charged to profit and loss.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through the sale of preferred stock to accredited investors. As at September 30, 2001, the Company has a net overdraft of $92,438 compared with cash and cash equivalents of $4,656,073 at September 30, 2000.

         During the first three quarters of 2001, the Company received $1,462,918 from the sale of shares of series B preferred shares at par value as compared to $8,899,546 in the first three quarters of 2000. All sales in 2001 and 2000 were of series B preferred shares. The funds raised from the sale of series B preferred shares have been applied to funding the net cash used in operating activities. The net cash used in operating activities has decreased from $1,612,131 in the first quarter of 2001 to $1,226,221 in the second quarter of 2001 and to $1,107,093 in the third quarter of 2001. The Company expects this figure to continue to fall. The Company has invested $63,280 in property, plant and equipment in the third quarter of 2001, a decrease of 92% from $788,393 in the third quarter of 2000.

         Management believes that the aforementioned actions and activities, as discussed in the Overview, by themselves will generate sufficient cash to fully meet its working capital requirements for the 12 months following the date of this report. However, any material delay in completing the production of the initial range of XGel(TM) FS or securing the additional $3 million of financing from the sale of preferred shares or other sources of funding could have a material adverse effect on the Company's cash flow and may require the Company to seek additional financing.

         The Company is in discussion with several parties regarding joint ventures, license agreements and distribution agreements for its XGel(TM) FS and derived products. The Company continues to investigate a number of other funding scenarios and opportunities.

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

b.     Form 8-K

       The Company did not file any current report on Form 8-K during the three months ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BioProgress Technology International, Inc.
                                                    (Registrant)

Date:      November 14, 2001          By:    /s/ Barry J. Muncaster
                                         ---------------------------------------
                                               Barry J. Muncaster
                                               President
                                      (Signing on behalf of the registrant
                                      and as principal financial officer)