Form 10KSB
period 2001-12-31
BIOPROGRESS TECHNOLOGY INTERNATIONAL INC
filed 2002-05-13
CIK 928958

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

       [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended: December 31, 2001

                    [ ] Transition report pursuant to Section
                     13 or 15(d) of the Securities Exchange
                   Act of 1934, for the transition period from
                              ________ to ________

                         Commission file number: 0-24736

                   BioProgress Technology International, Inc.

                 (Name of small business issuer in its charter)


               Nevada                                           88-0361701
    (State or other jurisdiction                             (I.R.S. employer
  of incorporation or organization)                       identification number)

9055 Huntcliff Trace, Atlanta, Georgia                          30350-1735
(Address of principal executive offices)                        (Zip code)

                   Issuer's telephone number: (770) 649-1133;
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                               Yes |X|  No |_|

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year: $ 966,738

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to December 31, 2001: On December 31, 2001, the low trading price for the shares of common stock of registrant, which is the sole voting stock outstanding, of registrant, was $0.64, as reported on IDD Information Services. On December 31, 2001, there were approximately 47,631,527 shares of common stock outstanding, and affiliates held 16,722,425 shares of this stock. The aggregate market value of the voting stock held by non-affiliates approximated $19,781,825.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 8, 2002, there were 48,439,277 shares of common stock outstanding.

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                     PART I

Item 1. Description of Business

Business Overview

BioProgress Technology International, Inc. ("BioProgress", "we", "our", "us", "the Company") is engaged in the research, development, manufacturing, marketing, sales and distribution of products that use water soluble and biodegradable films for the dietary supplement, pharmaceutical, recreational and cosmetic industries and other applications, and flushable and biodegradable products for the medical and hygiene industries. BioProgress operates through four wholly owned subsidiaries, BioProgress Technology, Inc., BioProgress Technology Limited (UK), ProDesign Technology Limited (UK) and DHA Nutrition Limited (UK), and one partially owned subsidiary, The Healthy Forum Ltd. (collectively with BioProgress, the "Company"). Our principal research and development operations are in the United Kingdom and our executive offices are in Atlanta, Georgia.

Our primary focus is on the development and commercialization of our unique and proprietary process, the XGel(TM) Film System ("XGel(TM) FS"). The first commercial version of the XGel(TM) FS is used to produce soft capsules that are free from gelatin and other animal by-products. Soft capsules are commonly recognized as products that contain a wide variety of non-aqueous fillings either in ingestible form, such as vitamin, herbal and mineral supplements and as oral delivery systems for drugs, or in non-ingestible form, such as paintballs and toiletries (such as bath and aromatherapy oils). Two additional versions of the XGel(TM) FS are in development and available in prototype form. The first additional version aims to replace coating processes employed in the production of tablets. The second additional version, known as NRobe(TM), aims to encapsulate powders in a continuous process thereby eliminating the need for two piece hard shell capsules. Collectively, the three versions of the XGel(TM) FS aim to provide a cost effective and animal-free encapsulation process for liquids, tablets and powders, thereby addressing the needs of the entire market for oral dosage forms while providing novel delivery mechanisms not possible with traditional processes.

We believe there is an increasing demand for our non-gelatin capsules. Gelatin is a protein which is predominantly derived from animal renderings. A number of industry and consumer trends are driving the need to replace gelatin as an encapsulation material. Among them are:

      o     Health and safety concerns,

      o     Religious, ethnic and moral beliefs,

      o     Efficacy of the material and process, and

      o     New product development.


Our current business model envisions the following elements:

      o Sell licenses to use our intellectual property vested in the XGel(TM)FS,

      o     Sell XGel(TM)Film Systems,

      o     Sell XGel(TM)Film for use with XGel(TM)FS,

      o Offer research and development services to assist licensees to gain maximum benefit from the license and,

      o Offer research and development services to customers seeking new product innovations.


We anticipate that the resultant business model will benefit our business in the following ways:

      o Licensing will eliminate the requirement for us to make a large capital investment to establish Company-owned Good Manufacturing Practices ("GMP") facilities,

      o Licensing will eliminate the need for us to recruit skilled personnel to staff GMP facilities,

      o Licensing will facilitate the rapid introduction of the XGel(TM) FS on a global basis by a large group of companies who already have in place the infrastructure and resources to produce and deliver products to consumers,

      o The ability for a rapid rollout will reduce the risk of a competitive response by industry peers,

      o Licensing the manufacture of its technologies and focusing on research and development will allow us to employ our innovative technological and engineering skills to maximum advantage, and

      o Licensing the manufacture of its technologies will enable us to maintain a low cost base.

During 2001, we took several major steps toward commercializing the XGel(TM) FS. We demonstrated the first ingestible product version of the XGel(TM) FS, code-named "Swallow 1", through batch trials of a wide range of XGel(TM) films and active ingredients. We designed Swallow 1 and it is subject of various patent applications and was manufactured by specialist sub-contractors. Having the ability to demonstrate Swallow 1 in operation to potential customers has generated interest from more than 40 international corporations interested in purchasing licenses and the XGel(TM) FS.

On June 4, 2001 we opened our purpose built research and development facility at Hostmoor, in March, Cambridgeshire, England. The 27,000 square feet facility houses special cubicles, termed "pods", in which development work can be conducted in isolation, thereby enabling us to progress development work simultaneously with several customers, and on our own account, while maintaining strict confidentiality.

During June 2001, we commenced user trials of our flushable and biodegradable ostomy pouch. We believe that initial feedback from users is extremely encouraging. As a result of the feedback received during Q3 of 2001, we produced a large batch of ostomy pouches in order to expand the number of trials with a view to collecting sufficient data to determine the efficacy of the current design. Subsequent to the period covered by this report, and following receipt and study of the data collected from trials during Q4 of 2001, we determined that our ostomy pouch has sound commercial potential. We are currently investigating various commercial prospects for the ostomy pouch including, but not limited to the sale of a distribution license to one of the world's leading companies in the ostomy product market.

During July, 2001 we demonstrated laboratory produced samples to potential customers for our NRobe(TM) and Septum(TM) technologies currently under development. NRobe(TM) and Septum(TM) technologies are the subject of filed but unpublished patent applications.

On July 6, 2001 we announced the completion of the acquisition of ProDesign Technology Limited ("PTL"). PTL is a specialist design house skilled in the use of Pro-E computer aided design techniques. We intend to expand the resources of PTL to meet the growing needs of our research and development program.

On July 10, 2001 we completed four agreements with a Spanish pharmaceutical company, Farmasierra, S. L., for: the sale of a full scale XGel(TM) FS; the sale of a license to use our patents in respect of the XGel(TM) technology; the future supply of additional XGel(TM) FS; and, the future supply of XGel(TM) Film for use with the XGel(TM) FS. We believe that the technology covered by these agreements may revolutionize the pharmaceutical industry. The pharmaceutical industry currently uses three types of gelatin-based dosage forms: gelatin soft capsules for liquids, coated tablets and two-piece hard gelatin capsules for powders. Two of these processes exist because the soft capsule process is essentially wet, and therefore not suitable for use with powders. With the development of a powder fill version of the XGel(TM) FS, pharmaceutical companies will be able to employ just the one process to deliver both liquid and powder products. Further, our Septum(TM) technology enables both liquids and powders to be combined in a single capsule and to be released at different times and or sites in the digestive system. We have recognized no revenues to date in respect of the Farmasierra agreements.

During August, 2001 we successfully completed our development agreement with the Procter & Gamble Company ("P&G"). We, as well as P&G, are considering what steps, if any, will be taken to commercialize the development. We are no longer subject to an exclusive arrangement with P&G regarding certain versions of its non-ingestible technologies and these are currently the subject of discussions with several major manufacturers of fast moving consumer goods.

On November 28, 2001, we announced that we had reached a commercial agreement with The Boots Company plc (LSE: BOOT) whereby The Boots Company would use our XGel(TM) Film System to produce samples for consumer trials of an innovative oral dosage form.

On December 6, 2001 we announced that engineering tests conducted by Peter Black Healthcare Limited on its XGel(TM) Film System under order had proved successful and that stability trials of capsules produced on the system had commenced. We announced that the XGel(TM) Film System had successfully produced 10 minim size capsules at a rate of 80,000 per hour.

On December 13, 2001 we announced that we had entered into a common stock purchase agreement with Fusion Capital LLC., a Chicago institutional investor, whereby Fusion Capital has agreed to buy up to $6.0 million of our common stock. The commencement of the funding is subject to certain conditions including the effectiveness of a registration statement. The proceeds from the funding will be used for working capital and general corporate purposes.

On March 26, 2002 subsequent to the period of this report, we announced that Peter Black Healthcare Limited had accepted the XGel(TM) Film System under contract. Further, that such acceptance had triggered a contract for a second system. In addition, we announced that Peter Black Healthcare Limited had executed an option to acquire 5 NRobe(TM) versions of the XGel(TM) Film System. Subsequent to this announcement and prior to the date of this report, Peter Black Healthcare increased to 10 the number of NRobe(TM) XGel(TM) Film Systems under option.

On March 28, 2002 following eighteen months of development work and evaluation studies, we executed an agreement with Worldwide Consumer Medicines, a division of Bristol-Myers Squibb Company, in respect of a novel application of the XGel(TM) FS. For commercial reasons the specific products and categories are confidential.

On April 2, 2002 we announced that we executed stage three of our first Product Development Agreement with The Boots Company plc following successful consumer acceptability trials of the newly developed products. The Product Development Agreement was first executed in October 2000 and proceeded to stage two during November of 2001. The aim of the Product Development Agreement is to develop a range of innovative new consumer products utilizing our unique XGel(TM) Film System encapsulation technology. For commercial reasons the specific products and categories are confidential.

We  continued  to  pursue  certain  avenues  for  expanding  our  flushable  and
biodegradable   products   business   through  license  and  joint   development
agreements, primarily through research with Consolidated EcoProgress Technologies ("EcoProgress") and our investment in The Healthy Forum Limited ("The Healthy Forum"). We have determined that we will not primarily focus on such products in the near term, although we will pursue and meet our commitments to assist in the development of such product lines in compliance with the EcoProgress license agreement.

During May, 2001 The Healthy Forum commenced shipments of the Flushaway sanitary napkins to major retail customers in the U.K., including Sainsbury's and Waitrose. By year's end, retail distribution had expanded to include Superdrug and during the first quarter of 2002 The Healthy Forum secured listing with Tescos and Boots, bringing combined retail penetration to more than 1,800 stores. At the time of this report The Healthy Forum has developed and launched more than 15 food product lines that are scheduled to begin shipment during the second quarter of 2002.

History

BioProgress was incorporated in California on March 5, 1990, under the name of U.S. Flywheel, Inc., as a subsidiary of Sunbird Technologies, Inc., a Utah corporation ("Sunbird Technologies"). In June 1991, U.S. Flywheel, Inc. acquired three patents and a license relating to flywheel technology from Sunbird Technologies and its affiliates in exchange for common shares, par value $.001 per share, of U.S. Flywheel, Inc. "Common Stock". These shares of Common Stock were subsequently distributed to the shareholders of Sunbird Technologies after registration with the U.S. Securities and Exchange Commission ("Commission"). U.S. Flywheel, Inc. subsequently transferred its flywheel technology to a partnership in exchange for a minority interest in the partnership. The partnership interest of U.S. Flywheel, Inc. was subsequently sold, after which U.S. Flywheel, Inc. began its search for a business in which to engage. U.S. Flywheel, Inc. changed its name to Famous Sam's Group Inc. in July 1996 and briefly was a restaurateur.

On November 17, 1997, Famous Sam's Group Inc. entered into an agreement (the "Reorganization Agreement") with BioProgress Technology, Inc., a Colorado corporation ("BioProgress Technology"). Pursuant to the Reorganization Agreement, Famous Sam's Group Inc. acquired all of the outstanding capital stock of BioProgress Technology in exchange for 4,000,000 post-split shares of Common Stock, after giving effect to a reverse one for five stock split approved by the then majority shareholder of Famous Sam's Group Inc. on October 21, 1997. BioProgress Technology principally engages in the distribution of our products to the U.S. market.

In conjunction with the execution and delivery of the Reorganization Agreement, Famous Sam's Group Inc. entered into an agreement (the "BTL Option Agreement") with certain of the shareholders of BioProgress Technology Limited, an entity incorporated in the United Kingdom ("BTL"). BioProgress acquired approximately 62% of BTL on November 11, 1998, and the remaining approximately 38% of BTL on December 31, 1998, issuing an aggregate of 22,818,446 shares of Common Stock as the sole consideration for the acquisition. BTL is the original research and development arm of the Company and has developed our product lines.

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

In December 1997, Famous Sam's Group Inc. changed its name to BioProgress Technology International, Inc.

On August 12, 1998, BioProgress acquired DHA Nutrition Limited (UK), an entity organized in the United Kingdom ("DNL"), as a wholly owned subsidiary in exchange solely for 400,000 shares of Common Stock. The agreement provided that the number of shares which BioProgress issued in the acquisition of DNL could be increased by an aggregate of 600,000 shares based upon cumulative gross revenue targets in respect of DNL's feed and food supply sales, but such targets were not met. The sole asset of DNL on the date of acquisition was an agreement with Martek Biosciences Corporation, a U.S. corporation whose securities trade on the Nasdaq National Market System, which is currently inactive. However, we gained direct access to several leading retailers in the United Kingdom by acquiring DNL, which, we believe, will offer the potential to expand the customer base for a proposed line of vegetarian soft-capsule dietary supplements by BTL.

On February 15, 1999, BioProgress acquired from TruTona International, Inc., a privately-held Atlanta-based corporation ("TruTona"), patents, licenses and trademarks relating to a broad range of products, including an award winning range of flushable and biodegradable disposable products designed by TruTona. We paid TruTona $1,500,000 in the acquisition, half in the form of 1,875,000 shares of Common Stock and half in cash.

On April 5, 1999, we entered into a license with EcoProgress, a Canadian company with securities traded on the Vancouver Stock Exchange. The license was granted for the sum of $1,500,000, and gives EcoProgress the exclusive right to manufacture, sell and distribute anywhere in the world a line of flushable and biodegradable disposable products employing the intellectual property that we acquired from TruTona. The transaction also included the sale to EcoProgress of assets acquired from TruTona, including trademarks and certain products. EcoProgress paid $380,000 cash at closing and the remaining $1,120,000 was paid through the issuance of 1,066,667 shares of registered common stock in EcoProgress. In addition to the consideration paid at closing, we are entitled to receive up to a maximum of $3,500,000 by way of royalty on gross revenues achieved by EcoProgress. Nominal accruals of royalties have been received to date.

We purchased 5,843,750 shares of common stock, representing approximately 46.6% of the outstanding equity of The Healthy Forum for $100,000 during April 2000 and April 2001. The Healthy Forum is designing a range of food products, dietary supplements and mineral beverages, and promoting selected supplemental products not necessarily designed by The Healthy Forum, to be marketed under the Health Matters l(TM) brand and targeted at the well-being segment of the mass food and beverage market. We have agreed to grant The Healthy Forum an exclusive license to employ a version of the XGel(TM) FS Septum(TM) technology to produce some of The Healthy Forum's unique formulations.

Description of Products

Our primary focus is to commercialize its XGel(TM) FS. Other products currently in development include flushable and biodegradable products.

                                   XGel(TM) FS

The gelatin capsule market is divided into two sectors: "hard" or "soft," according to the nature of the capsule shell. We have developed and commercialized a version of the XGel(TM) FS for the manufacture of soft capsules. Soft capsules are formed and filled simultaneously and predominantly carry liquid fills which enables their use in a far wider variety of products than hard capsules, including pharmaceutical, vitamin, herbal and mineral, toiletries and paintballs.

The soft capsule consists of shell and contents. The shell is a means of transporting the contents from the manufacturer to the consumer. Some soft capsule manufacturers produce the contents as well as the shell and sell the finished product under their own brand or for use in private label brands. Other manufacturers simply act as sub-contract or "toll" suppliers to the proprietors of main brands.

Over the past several years, we have increased our knowledge base of natural and water-soluble materials and the means of processing them to form soft capsules, to enrobe or coat tablets and to produce and encapsulate powder forms. Initially, one base material and one means of processing were developed to serve the needs of the market. From our own research and from discussions with actual and potential customers, we have developed an extensive library of material solutions and three specific constructions of the XGel(TM) FS designed to maximize the efficacy of the production process. Versions of the XGel(TM) FS are:

      o NIMl(TM)1: For production of soft capsules for non-ingestible applications.

      o     Swallowl(TM)1: For production of ingestible capsules.

      o NRobel(TM)1: For coating and enrobement of solid dose and powder forms.

Our soft capsule technology can be considered as two separate technologies: the XGel(TM) FS for non-ingestible soft capsules, which is fully developed and in use, and the XGel(TM) FS for ingestible soft capsules, which is fully developed and available in one form and in the middle stages of its development program for the NRobe form. We believe that our XGel(TM) FS has significant advantages over traditional gelatin-based soft capsule production machinery.

XGel(TM) FS - Non-Ingestible Products: XGel(TM) Film, the raw material used in the process, is made from a water-soluble and biodegradable polymer, which is naturally resistant to oils. This version of XGel(TM) Film exhibits good elasticity and forms a very strong bond when sealed during the encapsulation process. The first products to be produced using the XGel(TM) FS comprise a range of moisturizing bath oils. There are four different soft capsules in the range, each containing a different fragrance designed to deliver a relaxing, refreshing or invigorating ambience to the bathroom. We are also developing paintballs for recreational use using XGel(TM) FS.

XGel(TM) FS - Ingestible Products: XGel(TM) FS also can be made from drug regulatory body-approved natural and sustainable resource materials, and are, therefore, ingestible. These materials are processed to form XGel(TM) films. XGel(TM) films are produced in a format that enables them to be processed using similar machinery as used for non-ingestible soft capsules. Using proprietary techniques, XGel(TM) films may be formulated and/or coated to produce an encapsulation medium with broad ranging characteristics that facilitate the oral delivery of oils, pastes and powders by time or at site within the human body. XGel(TM) films are processed using the XGel(TM) FS. We have developed a comprehensive range of films suitable for vitamin, herbal and mineral supplements as well as pharmaceutical products.

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

      o     Efficacy  of the  material  and  process - XGel(TM) FS has lower raw material costs, reduced capital investment and manpower, a multi-task encapsulating head, improved speed of processing and reduced drying time as compared to gelatin encapsulation technology.

      o     New product development.


Following the outbreak in Europe of Bovine Spongiform Encephalopathy ("BSE"), commonly known as "mad cow" disease, all animal-derived food and by-products have come under the scrutiny of the scientific community and legislators for fear that BSE may have entered the human food chain. The reason for concern is that BSE may be linked to Creutzfeldt Jakob Disease ("CJD"), which is fatal to humans. Since the first recorded deaths in 1995, about 100 people have succumbed to CJD, the vast majority in the United Kingdom, where 15 died in 1999 and 27 died in 2000, according to the U.K. Department of Health. A further six cases in living persons have been recently identified. During 2000, cases of BSE were recorded in France, Germany, Poland and Spain, and during 2001 the first case of BSE was recorded in Japan. Australia and New Zealand have refused imports of bovine-derived materials and by-products.

We believe that our XGel(TM) FS is currently the only viable full-market alternative for consumers who wish to switch to animal-free products in the global market for soft capsules. Market research carried out in the United States and in Europe has indicated that in excess of 30% of all families are making efforts, on a regular basis, to remove animal products from their diet.

The XGel(TM) FS not only provides consumers with the choice of an animal-free soft capsule, but we believe its unique and novel design delivers significant advantages in the manufacturing process when compared to traditional encapsulation processes. These advantages are:

      o Lower Raw Material Costs: The raw material for XGel(TM) FS is in a film format ("XGel(TM) Film"). The cost of XGel(TM) Film per ton is currently marginally less than that of gelatin in powder forms. There are no additional costs incurred to deliver XGel(TM) Film to the encapsulating head, whereas gelatin has to be mixed with glycerin to form a liquid film.

      o Reduced Capital Investment and Manpower: The availability of XGel(TM) Film eliminates the need for mixing containers and vats currently used to prepare gelatin for the encapsulation machine. In addition, expensive machinery is needed to maintain the viscosity of gelatin during its transportation to the encapsulation machine. We believe that the resultant savings to our customers in terms of capital investment and human resources compared to the products offered by our competitors are significant.

      o Multi-Task Engine: A modular design of the filling, sealing, and cutting head, collectively the engine, makes it possible to produce capsules having a range of shapes and sizes with a rapid changeover time.. Traditional machinery cannot deliver this flexibility.

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

      o Reduced Drying Time: Gelatin soft capsules require up to 48 hours in which to dry after being made. This lengthy process requires a substantial resource in terms of material handling equipment and storage facilities. XGel(TM) soft capsules require less than one hour to dry.

We believe our XGel(TM) FS to be the first revolutionary development within the encapsulation industry since it was first established in 1935.

                      Flushable and Biodegradable Products

The products acquired from TruTona include an ultra thin, flushable and biodegradable line of feminine sanitary napkins which were selected for a "Millennium Product" award under a program initiated by the British Government to promote innovative technological achievements.

The agreement with EcoProgress provides for EcoProgress to acquire our patent entitled A Water Dispersible Bodily Liquid Absorbent Composite for the payment of $1.00, provided that a minimum of $2,500,000 has been paid to us by way of royalty or cash. The Water Dispersible Bodily Liquid Absorbent Composite patent is employed in the manufacture of sanitary napkins. We do not rely on this patent in any other aspect of its business. Further, following receipt of $2,500,000 by way of royalty or cash and by payment of an additional $1,000,000 by way of royalty or cash, EcoProgress has the right to acquire our patent entitled A Water Dispersible Disposable Enclosure. This patent relates to a flushable and biodegradable colostomy pouch. In the event that CES exercises its option, the agreement provides for us to retain exclusive rights to the European market, which accounts for approximately 50% of the global market by sales value and for approximately 75% of the global market for unit sales of the type of ostomy product subject of the agreement. Nominal accruals of royalties receivable have been made to date on the sanitary napkins.

We hold two patents for ostomy products. We believe that our flushable and biodegradable colostomy pouch offers colostomists a safe, hygienic and convenient product, which equals or exceeds the in-use performance of existing products. We commenced user trials of our colostomy pouch during the third quarter of 2001. We believe that initial feedback from users is extremely encouraging. As a result of the feedback received during Q3 of 2001, we produced a large batch of ostomy pouches in order to expand the number of trials with a view toward collecting sufficient data to determine the efficacy of the current design. Subsequent to the period covered by this report, and following receipt and study of the data collected from trials during Q4 of 2001, we determined that our ostomy pouch has sound commercial potential. We are currently investigating various commercial prospects for the ostomy pouch including, but not limited to the sale of a distribution license to one of the world's leading companies in the ostomy product market.

Markets

                                   XGel(TM) FS

Our broad range of technologies is currently targeted at high value global markets. We have targeted our XGel(TM) FS technology primarily at the global encapsulation and delivery markets for pharmaceutical, vitamins, herbs, minerals and OTC medicine products. In addition, a variation of the XGel(TM) FS is capable of producing novel delivery solutions for a wide range of fast moving consumer goods, such as laundry products and cosmetics. Our immediate customer target is the manufacturer of such products.

Based upon informal surveys within the industry, we believe that the U.S. retail market for vitamins and supplements to be in excess of $10 billion annually. Current 52-week trends ended August 2001, however, shows a flat market in vitamins/supplements while showing a decline of approximately 8% for herbs. The market for dietary supplements in the United Kingdom was approximately (pound) 345 million (Sterling) in 2001. The leading producer of dietary supplements in the United Kingdom is Peter Black, which accounts for approximately 34% of the entire market. Whilst the other markets are materially smaller than for vitamins, minerals and supplements and pharmaceuticals in terms of size, they are still significant. We estimate that the annual market for paintballs in the United States alone is in excess of 2.5 billion pellets. The market for household products other than cosmetics is currently less developed, but we believe it has enormous potential and we have various novel applications under development. The market for cosmetic applications is more mature, but smaller, than the other markets, with an estimated market size in the region of 2 billion capsules annually for items such as bath beads.

We believe that the market for vitamins and other nutritional supplements will continue to grow as the world's demographics continue to shift towards a more senior-aged population, which has a greater tendency to use vitamins on a regular basis. According to the U.S. Census, the segment of the U.S. population aged 45 and above will continue to grow, increasing 42% by the year 2030. We believe that as consumers grow older, chronic health problems will become more of a concern. Most significant among these are cancer, lack of energy, cardiovascular problems, joint pain and high cholesterol. We believe that more senior-aged consumers will seek alternative treatments for these health problems, as well as invest in preventative measures. Likewise, we believe that the pharmaceutical and OTC medicinal sectors will continue to grow for the same reasons as the vitamin supplement market as well as new product development.

Upon entering the capsule market, we believe that our XGel(TM) FS gelatin-free soft capsule will be extremely attractive to vegetarians and certain ethnic and religious groups, such as Muslims, Hindus, Jews and Seventh Day Adventists. These groups represent large potential markets. For example, the Muslim population now stands globally at 935 million. There are an estimated 2 million vegetarians in the United States, and 250,000 in the United Kingdom. In addition, market research has indicated that in excess of 29 million households in the United States qualify as "meat reducers" by making a regular effort to remove animal products from their diet.

Certain formulations of XGel(TM) Film will enable its use as a drug delivery system. We have executed agreements with some, and are in discussions with several leading pharmaceutical companies regarding the sale of XGel(TM) FS licenses. It is too early in our development to comment in more detail on the possibilities within this market sector and no assurances can be made that any such discussions will result in additional formal agreements with any of such pharmaceutical companies.

                      Flushable and Biodegradable Products

The market for flushable and biodegradable medical products is relatively small, but growing, and is restricted largely to laundry disposal bags, operating theater and medical caps and gowns and other medical devices. We currently estimate the global market for these items at $150 million. The market is likely to grow as customer acceptance and awareness grows and the products available become more sophisticated with cheaper and reliable disposal methods.

The global market for feminine hygiene products is estimated at almost $5 billion in 2001 and can be largely divided into two markets: disposable tampons (applicator and non-applicator) and sanitary napkins. All females of menstruating age (which excludes pre-pubescent adolescent females and post-menstrual women) require these products. Most consider their purchases on price and efficacy, though approximately 4% of women are prepared to pay a small premium for a product that is both flushable and biodegradable in the form of sanitary napkins. Our license with EcoProgress and our investment in The Healthy Forum will assist us in reaching these consumers globally.

Other products for possible future development include adult incontinence and other products. Market research that we have conducted shows that the global market for disposable ostomy products exceeds $1 billion annually. The vast majority of sales of ostomy products are generated within North America and Europe.

Competition

In each of our markets, we face significant competition from other companies that are better capitalized, have greater name recognition, have more background and experience in the industry, have greater financial, technical, marketing and other resources, and have better facilities.

                                   XGel(TM) FS

The gelatin soft capsule market is currently dominated by two companies,  namely
R. P. Scherer Inc., a subsidiary of Cardinal Healthcare Inc., and Banner Pharmacaps Inc., a subsidiary of Sobel NV. The softgel machines have been manufactured by R. P. Scherer, Pharmagel (Italy) and many (because of their lower cost) from Korea. All other customers for soft capsule machines purchase from a small, globally diverse list of producers. Companies such as Pharmagel are recognized as being providers of high speed and high quality machines. Any or all of these companies may be developing alternative processes to compete with the XGel(TM) FS. We are aware of two competitors that have made attempts to modify traditional soft capsule machines and materials in order to produce animal-free or non-gelatin soft capsules, but we believe that such attempts have not worked to satisfactory standards.

                      Flushable and Biodegradable Products

There are currently no known competitors in the flushable sector for sanitary napkins. In addition to being flushable, our sanitary napkin has Canadian EcoLogo status. In the non-flushable sector, we compete with Proctor & Gamble, Kimberly Clark, Libresse, Johnson & Johnson and private label products.

Major international corporations, including Hollister, Inc., Convatek, Inc. and Colorplast Limited, dominate the ostomy market. We believe our ostomy product equals or exceeds the in-use performance of existing products.

Distribution Methods

                                   XGel(TM) FS

Soft capsules reach consumers via a multitude of distribution channels. In the United States, dietary supplements and pharmaceuticals are sold through traditional over-the-counter outlets, as well as "in-store" locations at large food retailers. In general terms, the sales and distribution channels that we shall use will be through licensed manufacturers, are mature and can be easily identified.

                      Flushable and Biodegradable Products

We distribute our sanitary napkins via licensees, EcoProgress (Harmonies Brand) and The Healthy Forum (Health Matters Flushaway Brand). These licensees distribute the products in Canada and in the United States in retail stores and, since May 2001, in the United Kingdom in drug and retail stores such as Sainsburys, Superdrug and Waitrose. Commercialization of our ostomy products is under consideration, and we have not finalized our distribution program at this time.

Marketing and Sales

                                   XGel(TM) FS

Our marketing and sales strategy is focused on providing engineering processes and proprietary materials to enable cost efficient, flexible and high capacity novel dosage forms to manufacturers of pharmaceuticals, vitamins herbs and minerals, and fast moving consumer goods. In addition, we anticipate that new markets for our products will be developed as future versions of our XGel(TM) FS are proven.

We currently depend on a small number of manufacturers as customers. One of the manufacturers in the non-ingestible market accounted for 43.1% of our overall revenues in 2001. Our revenues are derived predominantly from license and
development   fees  with  the   customers  set  forth  under   "--Research   and
Development."

We also have certain revenues from machine sales. On July 24, 2000, we entered into several arrangements with Peter Black Healthcare Limited ("Peter Black"), the United Kingdom's leading supplier of private label vitamin, mineral and herbal supplements, as follows:

      o Under an agreement for the supply of prototype machine, we have agreed to sell to Peter Black a form fill and seal encapsulation machine and have agreed to provide services as necessary to upgrade such machine according to certain specifications. Peter Black has agreed to pay $1,000,000 for such machine and services in four equal installments, $250,000 of which has been paid, with the three remaining installments tied to acceptance of the machine, its delivery and first commercial use of products manufactured by the machine.

      o Under a film supply agreement, we have agreed to sell to Peter Black ingestible films compatible with the form fill and seal machine described above within certain specifications. This agreement terminates upon the termination of the patent license agreement, described below.

      o Under a machine supply agreement, we have agreed to supply form fill and seal machines subject to certain specifications to Peter Black. Peter Black has agreed to pay us for such machines based upon the number of machines ordered by Peter Black in decreasing prices per machine as the number of machines ordered increases. The machine supply agreement terminates upon termination of the patent license agreement, described below.

      o Under a patent license agreement, we have granted Peter Black an exclusive license to manufacture, sell or otherwise deal in dietary supplements and non-prescription medicines using XGel(TM)FS compatible with the machine and manufactured under the license, in the United Kingdom and The Republic of Ireland, and a non-exclusive license to the same elsewhere in the European Union and Switzerland, with the provision for this to be extended to the rest of the world with written consent. We have agreed to use reasonable efforts to cause Peter Black to be the contract manufacturer outside of the United Kingdom and The Republic of Ireland to any third party who expresses an interest in dietary supplements and non-prescription medicines using XGel(TM)FS. Peter Black may sublicense its rights under the license. Peter Black shall pay a fee for such license based upon the number of form fill and seal machines ordered by Peter Black, payable annually in decreasing increments. The patent license agreement shall terminate on the latter of the expiration of the last of the licensed patents in the United Kingdom and The Republic of Ireland and ten years from the date products manufactured by the form fill and seal machines are first put on the market anywhere in the European Union.

                      Flushable and Biodegradable Products

The marketing and sales strategy for our flushable and biodegradable products is to market through our licensees, and receive royalties on sales made by such licensees. For sanitary napkins, such licensees are EcoProgress and The Healthy Forum. We are considering options to commercialize our ostomy products and may license the technology to one or more licensees.

Manufacturing

                                   XGel(TM) FS

During 1999, we relocated both our manufacturing facility and our research and development facility to March, Cambridgeshire, England from St. Johns Innovation Centre in Cambridge, England.

During 2000, we entered into an agreement to lease new manufacturing facilities being purpose built at a site known as Hostmoor located in March, Cambridgeshire, United Kingdom. The unit comprises 27,000 square feet and was completed in June 2001. We relocated our engineering team to these premises where they are responsible for the assembly, commissioning and packaging of XGel(TM) FS. In addition, the engineering team will continue our extensive research and development program, as well as support our customers with their engineering requirements.

We employ third party sub-contractors to produce the parts and sub-assemblies of its XGel(TM) FS. Prior to their shipment to us, our sub-contractors assemble the system to ensure it properly meets the customer's specification. We will then conduct full-scale trials of the system to ensure it is functioning efficiently and to its maximum level of performance. Our customers will attend these trials and, upon completion, will accept the system. Following acceptance by the customer, our technical staff will provide two weeks' training of two people nominated by the customer. Following training the system will be packed and shipped for installation at the customer's premises.

The facility at Hostmoor has the capacity to produce 50 XGel(TM) FS on an annualized basis. We have an option on a further 50,000 square feet of new facility at the same site, should we require additional capacity.

We work closely with a number of suppliers in the United States and the United Kingdom, including Chris Craft, Nippon Goshei/British Traders and Shippers and Polymer Films Inc. for film, and Dow Chemicals, Hercules, Harco and Nippon Goshei/ British Traders and Shippers for resin. We are not reliant on any single supplier for any particular component needed in the manufacturing process.

                      Flushable and Biodegradable Products

We have no manufacturing facilities for our flushable and biodegradable products. We currently have two alternative suppliers for our sanitary napkins:
Dambi in Wales, United Kingdom and Hospeco in the United States. We believe the risk of loss of supply is insignificant, since such products can be made on any standard napkin production line.

Research and Development

                                   XGel(TM) FS

We are committed to a research and development program intended to produce new products for licensees and new variations of, and improvements to the XGel(TM) FS. We seek to explore the use of alternative materials and formulations and to test their suitability to form capsules suitable for ingestion and drug delivery by time and at site. In parallel with the formulation work, we aim to expand the processing abilities of the XGel(TM) FS. We spent $3,580,845 in 2001, as compared to $2,522,000 in 2000 on research and development. The majority of the research and development undertaken in the United Kingdom is not borne by our customers. Research and development under the EcoProgress license and certain other product development agreements, where specifically so stated, is borne by the licensees and/or manufacturers who are our customers. There can be no guarantee that our research and development work will produce products that are saleable to our targeted customers.

During February 2000, we executed an Exclusive Evaluation Agreement with P&G in respect of a specific application of the XGel(TM) FS. The Exclusive Evaluation Agreement provides for ourselves and this customer to work together to develop a novel delivery system for a new mass market consumer product. During October 2000, we announced that the Exclusive Evaluation Agreement executed earlier that year had been completed and a new Joint Development Agreement was effective. Fees paid during 2000 under this agreement represented 67.5% of our revenue in 2000. We completed work on the Joint Development Agreement during August, 2001 and are communicating ongoingly with P&G to consider what steps, if any, will be taken to commercialize the work.

On March 7, 2000, we announced an agreement with JT USA, LP ("JT USA") and Dye Precision, Inc., whereby we will develop a unique range of paintballs using XGel(TM) FS technology for exclusive worldwide distribution by JT USA for six years, subject to certain minimum orders. The term of the agreement is six months and we have received fees of $15,000 to date, with additional monthly payments of $5,000 to be made to us during the term, in addition to payments for orders placed by JT USA. The agreement has been extended by mutual oral agreement. We have not received payments and have not billed or recorded any revenue from the JT USA agreement during 2001.

On October 20, 2000, BTL executed an exclusive agreement with The Boots Company plc ("Boots") in respect of an application of its XGel(TM) FS encapsulation technology. Boots is funding research on this technology. On July 9, 2001, we extended our product development agreement with The Boots Company PLC ("Boots ") and negotiated ongoing commercial terms to enable new product concepts to enter consumer trials. The Product Development Agreement was executed in October 2000 to develop a range of innovative new consumer products utilizing our unique XGel(TM) FS encapsulation technology. For commercial reasons, the specific products and categories are confidential. On April 2, 2001 we announced that Boots had executed stage three of the product development agreement which, in line with our business model, includes a technology licensing agreement, the design and supply of production machines and the on-going supply of the proprietary film materials necessary to manufacture the new products. Boots Healthcare International's existing brands have leading positions in France and Germany, a strong profile in Australia, and have recently become available in China and Latin America. Boots Contract Manufacturing is Europe's largest healthcare, cosmetics and toiletry manufacturer.

On July 27, 2001, we announced that Dr. Carey Bottom had accepted an invitation to join its Board of Directors with immediate effect. Dr. Carey Bottom has been President and Chief Executive Officer of PharmaCore, Inc. since October 2000. Prior to this appointment, Dr. Bottom was Chief Operating Officer of LDS Technologies, Inc., a drug delivery company holding a significant proprietary position in microemulsion technology for enhancing the oral absorption of water-soluble drugs with low gastrointestinal permeability. The technology was particularly beneficial for enhancing the oral absorption of peptide actives such as desmopressin. A major drug delivery company acquired LDS Technologies in August 2000. From 1994 to 1999, Dr. Bottom was Senior Vice President of R&D for Banner Pharmacaps, Inc., a company engaged in the development and manufacture of soft gelatin capsules for the drug and nutritional industries. His responsibilities at Banner included establishing and directing a comprehensive research operation for soft gelatin capsules as well as developing new business for us. He has also held executive positions covering diverse areas of responsibilities including quality control, regulatory affairs, compliance and analytical chemistry for Schering-Plough, Chase Pharmaceutical Company, Marion Laboratories and the Drackett Company, a division of Bristol-Myers.

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

                      Flushable and Biodegradable Products

Contemporaneous to the completion of the license to EcoProgress, we executed a research and development agreement with EcoProgress that provides for us to exclusively develop products subject to the terms of the EcoProgress license for a minimum term ending on March 23, 2001. The research and development program is still continuing under a verbal agreement between the parties. During the first quarter of 2001, we accepted 853,177 shares of common stock in EcoProgress, restricted from sale in Canada until July 30, 2001, as payment for arrears up to and including February 2001, valued at $238,889 and representing in excess of 10% of EcoProgress' outstanding capital stock.

During February 2001, we executed an agreement with Brunel University Design for Life Centre, Adventure Designs in London, to develop a new type of field human waste disposal system. The project will utilize our unique knowledge base of biodegradable environmentally friendly materials gained during the development of biodegradable diapers, feminine napkins and flushable biodegradable colostomy pouches. The Design Department at Brunel University, of which the Design for Life Centre is a key part, has a 5A star research rating, the highest rating for design research possible in the United Kingdom.

Intellectual Property

We value highly our intellectual property and all precautions have been, and will be taken to ensure its security. No discussions have, or will be held with third parties without the protection of a confidential disclosure agreement. Our future sales revenues are heavily dependent upon our procuring and maintaining broad protection of our intellectual property. There can be no guarantee that such protection will be afforded to any or all of our processes and materials.

At the date of this report, we have 37 patent application in progress, of which, 15 have been granted, 33 have been published under PCT, and 4 have been filed but not yet published.

                                   XGel(TM) FS

Application has been made to have our trademark XGel(TM) and NRobe(TM) registered in the major markets in which we intend to operate. The process used for creating XGel(TM) FS non-ingestible products is the subject of an international patent application. The technology used to create XGel(TM) FS ingestible products is the subject of 39 international patent applications. Furthermore, we are in the process of preparing four additional patent applications relating to its XGel(TM) FS process and the soft capsules produced thereon.

We have licensed our XGel(TM) FS processes to several customers, as discussed above.

                      Flushable and Biodegradable Products

Our disposable and water dispersible products are the subject of one UK and three international (one of which also covers the United Kingdom) patent applications.

During 2000, we were granted within the United Kingdom two patents in respect of flushable and biodegradable colostomy pouches. During 2001, we were granted within the United States of America two patents in respect of flushable and biodegradable colostomy pouches.

Upon receipt of $1,000,000 of royalties and other conditions precedent under the EcoProgress license, EcoProgress may include ostomy products under the terms of that license agreement.

Government Regulation

Research and development activities and the manufacturing and marketing of products using our ingestible XGel(TM) FS technology are subject to the laws, regulations, guidelines and, in some cases, regulatory approvals of governmental authorities in the United States and other countries in which the products will be marketed. Specifically, in the United States, the Food and Drug Administration ("FDA"), among other areas, regulates new drug product approvals to establish the safety and efficacy of these products. FDA also regulates the formulation, manufacture and labeling of foods, dietary supplements and OTC drugs. FDA regulations require companies to meet relevant GMP regulations for the preparation, packing and storage of foods and OTC drugs. GMPs for dietary supplements have yet to be promulgated but are expected to be proposed.
Governments in other countries have similar requirements for testing and marketing of drug products, foods and dietary supplements. Although we are not directly regulated, it makes efforts to cause its products to comply with regulations in the various jurisdictions in which its customers are located.

In the United States, the processing, formulation, packaging, labeling and advertising of the ingestible products used in conjunction with our technologies are subject to regulation by one or more federal agencies, including the FDA, by the Federal Trade Commission, the Consumer Product Safety Commission, the U.S. Department of Agriculture and the U.S. Environmental Protection Agency. These activities are also regulated by various agencies of the states, localities, and countries in which ingestible products are sold.

                             U.S. Regulatory Process

New Drugs. The duration of the governmental approval process for marketing new pharmaceutical substances, from the commencement of preclinical testing to the receipt of a governmental final letter of approval for marketing a new substance, varies with the nature of the product and with the country in which such approval is sought. For entirely new drugs, the approval process could take eight to ten years or more; however, for reformulations of existing drugs, the process is typically shorter. In either case, the procedures required to obtain governmental approval to market new drug products are costly and time-consuming, requiring rigorous testing of the new drug product. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products that are developed by other companies using our ingestible XGel(TM) FS technology. While we are actively seeking development partners, there are currently no ongoing clinical trials of new drugs using our ingestible XGel(TM) FS technology.

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

We and/or our subcontractors are also subject to various federal, state and local laws, regulations and recommendations relating to such matters as laboratory and manufacturing practices and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with its research and development work. Although we believe we are in compliance with these laws and regulations in all material respects, there can be no assurance that we or our subcontractors will not be required to incur significant costs to comply with environmental and other laws or regulations in the future.

Dietary Supplements. The 1994 Dietary Supplement Health and Education Act ("DSHEA") revised the provisions of the Federal Food, Drug and Cosmetic Act ("FFDCA") concerning the composition and labeling of dietary supplements. The legislation creates a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with some limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement that contains a dietary ingredient that was not on the market before October 15, 1994 will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Manufacturers of dietary supplements that make specified types of statements on dietary supplements, including some product performance claims, must have substantiation that the statements are truthful and not misleading. Our ingestible XGel(TM) FS technology is being used (or is in development for use) in formulating dietary supplements.

The adoption of new regulations in the United States or in any of our international markets, or changes in the interpretation of existing regulations, could have a material adverse effect on the business of our customers. In some markets, including the United States, claims made with respect to dietary supplements may change the regulatory status of the products. In the United States, for example, it is possible that the FDA could take the position that claims made for some of the dietary supplements incorporating our ingestible XGel(TM) FS technology places those products within the scope of an FDA OTC drug monograph. OTC monographs prescribe permissible ingredients and appropriate labeling language, and require the marketer or supplier of the products to register and file annual drug listing information with the FDA. In the event that the FDA asserted that product claims for other products caused them to fall within the scope of OTC monographs, we would be required either to comply with the applicable monographs or to change the claims made in connection with the products. We cannot be sure that we could do so effectively, or that any changes would not adversely affect sales and marketing of an affected product.

There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredient that we or our customers may decide to use, and the FDA's refusal to accept such evidence could result in FDA requiring costly safety testing. Also, while DSHEA authorizes the use of statements of nutritional support in the labeling of dietary supplements, the FDA is required to be notified of such statements, and there can be no assurance that the FDA will not consider particular labeling statements used by our customers to be drug claims rather than acceptable statements of nutritional support, necessitating approval of a costly new drug application, or re-labeling to delete such statements.

Regardless of how products incorporating our ingestible XGel(TM) FS technology are regulated, the Federal Food, Drug, and Cosmetic Act and other federal statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, distribution, use, reporting, advertising and promotion of such products. Noncompliance with applicable requirements by any company involved in the manufacturing, processing, testing, control, labeling, promotion or advertising, etc., can result in civil penalties, recall, injunction or seizure of products, refusal of the government to approve or clear product approval applications or to allow such company to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

Our customers must also comply with product labeling and packaging regulations that vary from country to country. Failure to comply with these regulations can result in a product being removed from sale in a particular market, either temporarily or permanently, which would indirectly have a materially adverse effect on our business.

The FTC, which in the United States exercises jurisdiction over the advertising of the products used in conjunction with our technology, has in the past several years instituted enforcement actions against several dietary supplement companies for false and misleading advertising of some of their products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials. Although we have not been the target of FTC enforcement action for the advertising of our products, we cannot be sure that the FTC will not question our advertising or other operations in the future. In November 1998, the FTC issued a guide for the dietary supplement industry, describing how the FTC applies the law that it administers to advertisements for dietary supplements. It is unclear whether the FTC will subject advertisements of this kind to increased surveillance to ensure compliance with the principles set forth in the guide.

In addition, we cannot predict whether new legislation or regulations governing our activities will be enacted by legislative bodies or promulgated by agencies regulating our activities, or what the effect of any such legislation or regulations on our business would be.

Regulation of Foreign Sales

Laws and regulations imposed in the United States and in other countries where we plan to commence or expand our business may prevent or delay us from selling or shipping its products into or doing business in a particular country or countries. We intend to comply with all relevant laws and regulations in the United States and in other countries where we do business.

Employees

As of December 31, 2001, we had 29 full-time employees and two part-time, including thirteen primarily engaged in research and development and four in sales and marketing. During the first quarter of 2002, the number of full time employees decreased to 25 as a result of continued restructuring of business operations which began in the third quarter of 2001, and more specifically as a result of reduced headcount for our ProDesign Technology division acquired in June, 2001.

Our future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that we can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. Collective bargaining units represent none of our employees and, to date, we have not experienced a work stoppage. We believe that its employee relations are good.

Item 2. Description of Properties.

Our executive offices are being provided free of charge on a month-to-month basis by The Jade Partnership, a significant shareholder of our Company owned by several of our executive officers and directors. These offices are located at 9055 Huntcliff Trace, Atlanta, Georgia 30350-1735. The telephone number at this address is (770) 649-1133.

In June 2000, we purchased approximately 15,000 square feet of laboratory, executive office, manufacturing and storage facilities which BioProgress Technology, BTL and DNL were previously leasing at market rates from a third party. These facilities are located at Unit 1, Norwood Road, March,
Cambridgeshire, United Kingdom PE15 8QD. On March 28, 2002 we executed an agreement to sell this property to an affiliate for an amount approximating market value in return for cash and interest bearing note receivable. All employees previously based at this location have been transitioned to our Hostmoor location as of March 31, 2002.

In November 2000, BTL entered into a lease agreement in respect of 25,000 square feet of new purpose built manufacturing facility located at Hostmoor, March, Cambridgeshire, United Kingdom. The new building has been custom built to serve as the final assembly, test and commission base for its range of XGel(TM) FS. The main area of the facility houses five cubicles called `pods', which have been designed to allow our customers to carry out commission work in a confidential manner. We anticipate being able to commission fifty XGel(TM) FS annually from existing resources and space is available to double that rate if and when required. Two different versions of the XGel(TM) FS are already on site and three more are expected. The building was occupied on June 4, 2001, and all BioProgress employees have now relocated to the Hostmoor facility.

During May 2001, we executed a lease on office facilities comprising 1,211 square feet in London, England. This was a short term lease and in September 2001, we decided not to continue with it as a result of business restructuring and cost reduction initiatives launched in the second half of 2001.

During 2001, we executed a lease on warehouse and office facilities comprising 7,547 square feet in Greensboro, North Carolina, USA. This property is leased for five years and will be used as a sales and product demonstration facility. The facility is not currently occupied but we intend to begin strategic operation of this location during 2002.

Item 3. Legal Proceedings.

No material legal proceedings to which we are a party or to which our property is subject (including any material proceedings to which any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock is a party or has a material interest adverse to the Company, to management's knowledge) is pending, and no such material proceeding is known by management of the Company to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during our fourth quarter of fiscal year 2001.

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

                    Fiscal Quarters Ended               High ($)    Low ($)
                    ---------------------               --------    -------
March 31, 2000..................................        6           1
June 30, 2000...................................        4.75        2.03125
September 30, 2000..............................        3.625       1.5
December 31, 2000...............................        3.046875    1.4375
March 31, 2001..................................        2.88        1.5
June 30, 2001...................................        1.69        1.04
September 30, 2001..............................        1.85        0.33
December 31, 2001...............................        0.82        0.33

The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

(b) As of April 5, 2002, there were 2,650 holders of record for Common Stock.

(c) We have paid no dividends on the Common Stock since inception and do not expect to pay such dividends in the foreseeable future.

In 1999, we issued approximately 1,215,335 shares of Series A Preferred Stock to approximately 70 accredited investors at a price of $1.00 per share. Each share of Series A Preferred Stock may be converted into such number of shares of Common Stock on the following schedule: on or before December 31, 1999, two and one half shares of Common Stock; from January 1, 2000 to on or before December 31, 2000, one share of Common Stock; and from January 1, 2001 to on or before December 31, 2001, one half of one share of Common Stock. All conversion rights of the Series A Preferred Stock have expired as of December 31, 2001.

In 2000, we issued approximately 3,802,818 shares of Series B Preferred Stock to approximately 231 accredited investors at a price of $2.50 per share. Each share of Series B Preferred Stock may be converted into such number of shares of Common Stock on the following schedule: on or before December 31, 2000, two and one half shares of Common Stock; from December 31, 2000 to on or before December 31, 2001, one share of Common Stock; and from December 31, 2001 to on or before December 31, 2002, one half of one share of Common Stock. Thereafter, all conversion rights of the Series B Preferred Stock expire.

In 2001, we issued approximately 422,720 shares of Series B Preferred Stock to approximately 20 accredited investors at a price of $2.50 per share. Each share of Series B Preferred Stock issued during 2001 may be converted into such number of shares of Common Stock on the following schedule: on or before December 31, 2001, two and one half shares of Common Stock; from December 31, 2002 to on or before December 31, 2002, one share of Common Stock; and from December 31, 2002 to on or before December 31, 2003, one half of one share of Common Stock. Thereafter, all conversion rights of the Series B Preferred Stock expire.

Item 6. Management's Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-KSB.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this Annual Report on Form 10-KSB, including certain statements in this section, are forward-looking. In addition, from time to time, we may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under the Risk Factors section of this Annual Report. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue or the negative of such terms or other comparable terminology. Forward-looking statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under Risk Factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

Overview

As used in this Item 6, "the Company", "we", "us" and "our" means BioProgress Technology International, Inc. (BioProgress) and its consolidated subsidiaries. We are a development stage company engaged primarily in the research, development, manufacturing, marketing, sales and distribution of products that use water soluble and biodegradable films for the dietary supplement, pharmaceutical, recreational and cosmetic industries and other applications. Our research and development operations are located in the United Kingdom. During 2000 and 2001, our primary focus remained on the development and commercialization of our unique and proprietary process, the XGel(TM) Film System (XGel(TM) FS).

Since inception, we have incurred substantial operating losses and we expect operating losses to continue in the near term as we continue our product development efforts, conduct trials and undertake marketing and sales activities for the XGel(TM) FS. Our ability to achieve profitability is dependent upon our ability to successfully execute our marketing and sales plan for the XGel(TM) FS and various versions of XGel(TM) Film, and to complete in an efficient and timely manner development work on other versions of the XGel(TM) FS.

During the third quarter of 2001, we opened new manufacturing facility located at Hostmoor, March, England. The new facility of approximately 27,000 square feet has been custom built to serve as the final assembly, test and commission base for our range of XGel(TM) FS. The main area of the facility houses five cubicles called `pods', which have been designed to allow our customers to carry out commission work in a confidential manner. We anticipate being able to commission 50 XGel(TM) FS annually from existing resources, and space is available to double that rate if and when required. Two different versions of the XGel(TM) FS are already on site and three more are expected shortly. As of December 31, 2001 most employees had relocated to the new facility, including the entire engineering design and support team. As of the date of this report, all employees have relocated, including our research and development functions that have transferred into upgraded, purpose-built and equipped laboratories.

During the third quarter of 2001, we completed four agreements with a European pharmaceutical company, Farmasierra, S. L. ("Farmasierra"). These agreements are for the sale of a full scale XGel(TM) FS; the sale of a license to use our patents in respect of the XGel(TM) FS technology; the future supply of additional XGel(TM) FS; and, the future supply of XGel(TM) FS Film for use with the XGel(TM) FS. We believe that the technology covered by the agreements with Farmasierra are innovative with respect to the pharmaceutical industry, which currently uses two types of gelatin-based dosage forms: gelatin soft capsules for liquids, and two-piece hard gelatin capsules for powders. These two processes exist because the soft capsule process is essentially wet, and therefore not suitable for use with powders. With the development of a powder fill version of the XGel(TM) FS, pharmaceutical companies will be able to employ just the one process to deliver both liquid and powder products. Further, our Septum technology enables both liquids and powders to be combined in a single capsule and to be released at different times and/or sites in the digestive system.

During our recent third quarter, we extended our product development agreement with The Boots Company PLC ("Boots ") and negotiated ongoing commercial terms to enable new product concepts to enter consumer trials. The Product Development Agreement was executed in October 2000 to develop a range of innovative new consumer products utilizing BioProgress' unique XGel(TM) FS encapsulation technology. For commercial reasons, the specific products and categories are confidential. We are in negotiations with Boots to agree the terms for commercialization of the products on a global basis which, in line with our business model, will include a technology licensing agreement, the design and supply of production machines and the on-going supply of the proprietary film materials necessary to manufacture the new products.

During 2001, The Healthy Forum Limited ("THF"), in which we have a 46.6% investment, has released the first section of its unique "body maps" at its web site, which can be viewed at www.thehealthyforum.com. THF's first range of products were launched in March 2001 and are now available in excess of 1,000 retail stores in the United Kingdom, including Sainsbury's, Waitrose, Superdrug, Boots and Robert Sayle.

During the second six months of 2001, we had conducted an operational and corporate review in light of current market conditions and in consideration of our low share price. As a result of the review, we had postponed any corporate activity that might have arisen as a result of our work with Close Brothers Corporate Finance (CBCF) for a period of at least six months. Any valuations that may have been achieved in the various scenarios under consideration with CBCF would have resulted in a valuation falling well short of our expectations and, we believe, the shareholders of the Company. The work undertaken with CBCF and the related accountancy and legal fees have cost us in excess of $500,000 during 2001 and these fees have been taken as a charge to our 2001 operations.

In addition, we have reviewed our operations- in particular, the projects and products under development being undertaken together with a full review of our overheads with regard to cash burn, financial resources and the amount of funds required until cash flow break-even. As a result of this review, projects and product development have been re-prioritized with a view to bringing those projects to market more quickly which will have a positive cash flow impact. As an indication of the depth and quality of our intellectual property rights and products in various stages of development, we did not feel that any projects should be shelved completely, as all the projects could earn significant future revenues for our business. We have decided to seek third party investors or joint venture partners for certain projects to mitigate current cash outflows and to bring these projects to commercialization more quickly.

In addition, we arranged a bank overdraft with Barclays Bank PLC for (pound) 250,000 (Sterling), secured by a personal guarantee given by Barry Muncaster, our Chief Executive Officer. During the fourth quarter of 2001, Consolidated EcoProgress Technologies, Inc., our Canadian licensee for the TruTona products, had paid their overdue receivable amounting to nine months research and development contributions. We also expect to receive clearance from the Internal Revenue Service before the year-end in respect of U.S. withholding tax on our licenses, which will enable the receivable due from Peter Black Healthcare Limited (Peter Black), one of our licensees, to be collected and which will be a blanket clearance for all licenses written of a similar nature.

Our Company's directors and the directors of all of our operating subsidiaries have taken a 66.6% pay cut for the twelve month period commencing July 1, 2001, after which period the salaries will be reviewed. The London office, opened in early 2001, has been closed and the Norwood Road premises leased, then sold, subsequent to year end, to The Healthy Forum Limited. Stronger and improved internal financial controls have been implemented to ensure there are no unnecessary expense commitments and expenditure has been cut back severely on all except projects of the highest priority. We have gradually reduced cash burn from operations throughout the final six months of 2001 and we intend to closely control and plan our cash outlay moving forward. We believe that we continue to manage our working capital effectively.

In December, 2001 we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC a Chicago based institutional investor, whereby Fusion Capital has agreed to buy up to $6.0 million of our common stock. The commencement of the funding is subject to certain conditions including the effectiveness of a registration statement. The proceeds from the funding will be used for working capital and general corporate purposes.

As a result of the foregoing, together with our revised financial projections, we have sought to raise an additional maximum of $3 million by way of the issue of series C preferred shares to enable us to reach operational cash flow break-even, estimated at between 9 to 12 months from now. We believe that this amount may prove conservative and that, barring any protracted delays in commissioning further deliveries of our XGel(TM) FS, such funds will be sufficient for current and near term future plans. Based on interest from prospective investors, management believes that it will be able to raise all the necessary funds.

During the year, we announced the launch of our new website at www.bioprogress.com. The website, which replaced an earlier version, better describes the gains we have made and will enable customers, the investment community and other interested parties to gain access to our very latest information.

Results of Operations

                                     Summary

The results for the year ended December 31, 2001 show that we received certain license fees and other income derived from agreements signed in respect of its XGel(TM) FS. Material payments from the same sources which were recorded in 2000 have generated recognized revenue during 2001. Other sources of income for 2001 and 2000 were fees for research and development work and accrued royalties in respect of the license sold to EcoProgress (VSE:CES). The increased operating loss of $6,549,490 in 2001, as compared to $4,346,962 in 2000, primarily consists of research and development expenditures, administration costs and certain non-cash items, such as depreciation, amortization of goodwill and costs associated with the occupancy of the Hostmoor location and acquisition of ProDesign Technology Limited. The expenditures incurred by the U.K. research and development operations has increased to $3,580,845 in 2001, as compared to $2,522,000 in 2000, as a direct result of a substantial increase in engineering manpower and resources required to meet our obligations under executed agreements. Our net overdraft of $326,887 is the result of cash burn from operations, and reflective of substantially increased business activity. The results reflect our continuing efforts to commercialize its XGel(TM) FS, both in North America and Europe.

Our finances remain on budget notwithstanding the reversal from a cash balance to a net overdraft of $326,887, which is secured by a personal guarantee given by Barry Muncaster. We believe that during the course of the next twelve months, our plans and the business model, together with the planned issue of up to $3 million of series C preferred shares with a warrant attached and sale of common stock to Fusion Capital, will ensure that we will be able to continue to commercialize our XGel(TM) FS and that our financial health will strengthen. Funds generated are expected to arise from agreements already signed, the signing of further agreements, cash from receivables, receipt of funds from Jade Partnership International, Inc. (Jade) and The Healthy Forum, in repayment of their respective loans from us, and our sale of series C preferred shares with a warrant attached and sale of stock to Fusion capital during the forthcoming periods.

Consolidated Statement of Operations

Our operations were expanded during 2001 and are not expected to require any further materially increased resources in terms of manpower and premises for the time being. This has resulted in overall increases in all material headline figures in the profit and loss account.

                                    Revenues

We generate revenues from licensing the rights to use our intellectual property in the XGel(TM) FS, the sale of the XGel(TM) FS, and research and development services to assist customers in gaining maximum benefit from the license. Revenues from license arrangements and the sale of XGel(TM) FS are recognized when there is persuasive evidence of an agreement with a customer, collectibility is probable and the fee is fixed or determinable. Revenues from research and development contracts are recognized ratably over the period to which the contract relates, unless significant acceptance criteria exist. If acceptance criteria exist, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.


Our total revenues increased 4.5% from $925,351 in 2000 to $966,738 in 2001 as compared to revenue growth of 215%, or $631,739, from 1999 to 2000. A number of factors contributed to the increase in total revenues in 2000 including new product development agreements and the first sales of licenses in respect of the XGel(TM) FS. Revenues generated in relation to an evaluation agreement and a product development agreement with Proctor and Gamble contributed 67.5% of the total revenues in 2000 and 43.1% for 2001, and is the main contributor to the increased revenues for 2000 as compared to 1999. The remaining revenues were generated from research and development collaboration agreements and the receipt of ongoing license fees from its Canadian licensee for the TruTona products, EcoProgress. The levels of these other revenues in 2001 have increased as compared with 2000 and 1999 as a result of consulting revenue generated by ProDesign Technologies Limited, which we acquired in July, 2001.

The following is a summary of major contracts signed that have not yet had a major impact on our revenues but are expected to lead to the generation of material revenues in the second six months of 2002.

On July 25, 2000, we announced that we had licensed our XGel(TM) FS to Peter Black. Peter Black is a wholly owned subsidiary of Peter Black Holdings (LSE:
BKP). Peter Black is the United Kingdom's leading supplier and largest manufacturer of private label vitamin, mineral and herbal supplements. In addition, it owns several leading supplement brands and the United Kingdom's No. 2 Direct Marketing Brand. The license grants Peter Black exclusive use of the XGel(TM) FS to produce and sell dietary supplements and non-prescription medicines within the United Kingdom and Republic of Ireland. In addition, Peter Black has conditional exclusivity to serve as a contract manufacturer of dietary supplements and non-prescription medicines within member states of the European Economic Community and the European Free Trade Association. The license is in respect of one XGel(TM) FS. Additional XGel(TM) FS, if and when ordered by Peter Black, will require the purchase of additional licenses. Consideration paid for the license remains confidential at this time. In addition, an annual license fee is payable in respect of the license for the period of ten years or the life of the patent, whichever is the longer term. We have recognized no revenues to date in respect of the Peter Black agreements, as certain revenue recognition criteria have not yet been met. All cash received to date is included within the deferred income balance at December 31, 2001. On March 26, 2002 subsequent to the period of this report, we announced that Peter Black Healthcare Limited had accepted the XGel(TM) Film System under contract. Further, that such acceptance had triggered a contract for a second system. In addition, we announced that Peter Black Healthcare Limited had executed an option to acquire 5 NRobe(TM) versions of the XGel(TM) Film System. Subsequent to this announcement and prior to the date of this report, Peter Black Healthcare increased to 10 the number of NRobe(TM) XGel(TM) Film Systems under option.

During June 2001, we commenced user trials of our flushable and biodegradable ostomy pouch. We believe that initial feedback from users is extremely encouraging. As a result of the feedback received during Q3 of 2001, we produced a large batch of ostomy pouches in order to expand the number of trials with a view toward collecting sufficient data to determine the efficacy of the current design. Subsequent to the period covered by this report, and following receipt and study of the data collected from trials during Q4 of 2001, we determined that our ostomy pouch has sound commercial potential. We are currently investigating various commercial prospects for the ostomy pouch including, but not limited to the sale of a distribution license to one of the world's leading companies in the ostomy product market.

On July 10, 2001 we completed four agreements with a Spanish pharmaceutical company, Farmasierra, S. L., for: the sale of a full scale XGel(TM) FS; the sale of a license to use our patents in respect of the XGel(TM) technology; the future supply of additional XGel(TM) FS; and, the future supply of XGel(TM) Film for use with the XGel(TM) FS. We believe that the technology covered by these agreements may revolutionize the pharmaceutical industry. The pharmaceutical industry currently uses two types of gelatin-based dosage forms: gelatin soft capsules for liquids and two-piece hard gelatin capsules for powders. These two processes exist because the soft capsule process is essentially wet, and therefore not suitable for use with powders. With the development of a powder fill version of the XGel(TM) FS, pharmaceutical companies will be able to employ just the one process to deliver both liquid and powder products. Further, our Septum technology enables both liquids and powders to be combined in a single capsule and to be released at different times and or sites in the digestive system. We have recognized no revenues to date in respect of the Farmasierra agreements.

On July 9, 2001, we extended our product development agreement with The Boots Company PLC (Boots) and negotiated ongoing commercial terms to enable new product concepts to enter consumer trials. The Product Development Agreement was executed in October 2000 to develop a range of innovative new consumer products utilizing BioProgress' unique XGel(TM) FS encapsulation technology. On November 28, 2001, we announced that we had reached a commercial agreement with The Boots Company plc (LSE: BOOT) whereby The Boots Company would use our XGel(TM) Film System to produce samples for consumer trials of an innovative oral dosage form. On April 2, 2002 we announced that we executed stage three of our first Product Development Agreement with The Boots Company plc following successful consumer acceptability trials of the newly developed products. The Product Development Agreement was first executed in October 2000 and proceeded to stage two during November of last year. The aim of the Product Development Agreement is to develop a range of innovative new consumer products utilizing our unique

XGel(TM) Film System encapsulation technology. For commercial reasons the specific products and categories are confidential.

During August, 2001 we successfully completed our development agreement with the Procter & Gamble Company ("P&G"). We, as well as P&G, are considering what steps, if any, will be taken to commercialize the development. We are no longer subject to an exclusive arrangement with P&G regarding certain versions of its non-ingestible technologies and these are currently the subject of discussions with several major manufacturers of fast moving consumer goods.

On March 28, 2002 following 18 months development work and evaluation studies, we executed an agreement with Worldwide Consumer Medicines, a division of Bristol-Myers Squibb Company, in respect of a novel application of the XGel(TM) FS. For commercial reasons the specific products and categories are confidential.

We are continuing to work with major international corporations engaged in pharmaceuticals, consumer durables and confectionery products to determine the suitability of the XGel(TM) FS to replace traditional encapsulation processes and, in some cases, to facilitate new product development not possible with competitive technologies.

                                Cost of Revenues

Our cost of revenues increased from $20,902 in 2000 to $208,585 in 2001, and were at similar levels in 2000 compared to $21,458 in 1999. The increase in 2001 over 2000 was primarily due to costs incurred by our newly acquired (in 2001) ProDesign Technologies Limited division, including direct labor of $39,518 and the remainder being hardware purchased in satisfaction of a consulting contract with their largest customer (VAX).

                      Research and Development Expenditure

Research and development expenditure in 2001 increased by 134% from $522,875 in 2000 to $1,225,299 in 2001.The majority of the increase in 2001 is a result of the increased research and development effort in developing new variations of the XGel(TM) FS- specifically, the ingestible products prototype machine. During 2001, we took several major steps toward commercializing the XGel(TM) FS. During 2000 and 2001, we have expensed as operating costs most continuing research and development expenditures and intend to capture, as cost of revenues, only those expenses directly related to inventory of equipment and sale thereof and identifiable costs of consulting engagements.

                       General and Administrative Expenses

General and administrative expenses (including the management fee of Jade for 2000 of $150,000) have increased from $3,932,402 in 2000 to $4,454,924 in 2001, an increase of 13%. The material balances classified within general and administrative expenses are discussed below:

Directors and senior management costs

For 2001, directors and senior management costs were $1,500,708 compared with $1,533,528 in 2000. The latter included the $150,000 management charge referred to in the paragraph below and bonus amounts totaling approximately $350,000, which were not expenses in 2001. From July 1, 2001, the salaries of directors were cut by two thirds and all bonus provisions reversed for a period of twelve months, at which time the salaries will be reviewed again.

     Management charges- Management charges payable to Jade ceased on March 31, 2000. During the first quarter of 2000, management charges of $150,000 were paid but none were paid in the second quarter of 2000 and thereafter.

Amortization and depreciation

The charge for 2001 was $1,093,133 compared to $953,203 in 2000. The increase is entirely due to increased depreciation on fixed asset expenditure. The majority of the charge in both years relates to the amortization of goodwill generated following the reverse acquisition of BioProgress Technology Limited in 1998.

Staff related costs

Staff related costs, which consist primarily of salary costs (other than directors and senior management), recruitment, and traveling have increased to $848,670 in 2001 from $563,434 in 2000. This increase is a result of increases in the headcount as we develop different variations of the XGel(TM) FS and a significant increase in traveling costs.

Other general and administrative costs

Other costs within the general and administrative area have increased to $1,012,413 in 2001 from $882,237 in 2000. The following are the major reasons for the movement:

     Foreign exchanges losses during 2001 were $134,266 compared to losses of $357,073 in 2000. As cash balances have been reducing, we have not been as adversely affected by adverse foreign currency fluctuations.

     Warrant accounting charges of $311,535 have been incurred in 2001 in relation to new warrants issued during the year.

     Decreases in warrant accounting charges for warrants issued in prior years and losses on sale of fixed assets of approximately $110,000 and $100,000, respectively have been offset by increases in entertainment and rent of approximately $85,000 and $237,000, respectively. The decreased warrant accounting charges result from the decreased market price of our stock in 2001 and are more fully explained in other sections of this document, while increased rent and entertainment expenses in 2001 result from our newly leased location at Hostmoor and increased travel, investor relations, recruitment and marketing activities by senior management during 2001.

     Other expenses within this category which include such things as office overheads (rent, stationery, maintenance and similar items) increased in line with expectations due to our increased levels of activity.

     General administration charges are likely to stabilize or slightly decrease during the forthcoming year as a result of management review of operations and cost reduction measures and controls implemented in late 2001. We continue to make efforts to minimize day-to-day overheads and periodic reviews of overhead costs continue to be undertaken internally.

Realized and unrealized (profit) loss on marketable securities

A loss of $422,784 was incurred during 2001 as compared to a gain of $46,369 in 2000. We have now disposed of the majority of our holdings in marketable securities, with EcoProgress comprising the only remaining investment. The holdings in 2001 were sold to provide working capital and the downwards movements in the capital markets meant that significant losses were realized.

Professional fees

Professional fees increased by 43% to $1,204,636 in 2001 from $842,293 in 2000. The amount during 2001 is caused largely by increased corporate advice fees related to leverage of our capital structure and other potential equity transactions. No further corporate finance advisory and related fees are expected to be incurred for the foreseeable future.

                              Loss from Operations

The result of the above is that a loss from operations of $6,549,490 was generated in 2001 compared to a loss of $4,346,962 in 2000, which represents an increase of 51%. We expect that costs will stabilize or slightly decrease during the forthcoming year as a result of management review of operations and cost reduction measures and controls implemented in late 2001 and as the frequency in delivery of machines increases. There is currently $1,326,900 of deferred income that is expected to be released during 2002 and beyond as revenue recognition criteria are met.

                       Share of Loss of Equity Investment

During 2000, we invested an initial $50,000 in The Healthy Forum. We continue to offer financial support by way of loan. The Healthy Forum has been formed to build a global well-being brand in the complimentary medical and specialty food sectors. The principal products of The Healthy Forum are feminine hygiene, beneficial foods and vitamins, minerals and supplements. During the 2001 year, we have taken a charge to profit and loss in respect of our share of the losses of The Healthy Forum of $441,017, as compared to $29,517 in 2000. In April 2001, we invested an additional $75,000 in The Healthy Forum increasing our shareholding from 29.9% to 46.6%. Additionally, we provided The Healthy Forum with loans of $706,400 and $198,000 during 2001 and 2000.

                           Provision for Income Taxes

No provision has been made for income taxes in 1999, 2000 or 2001 as a result of the losses we have incurred. We have provided a 100% valuation allowance against the deferred tax asset arising on the net operating losses due to the uncertainty of their ultimate realization.

                 Dividends Payable and Accretion of Common Stock

During 2001 a decreased charge of $691,471, as compared to $2,563,872 in 2000, for accretion of preferred stock was taken to increase the loss available to common shareholders. This is explained in more detail below, but is incurred due to a substantially decreased issuance of Series B Preferred Stock during 2001, with the difference that arises between the subscription price and redemption value being charged to equity.

Consolidated Balance Sheet

                            Cash and Cash Equivalents

Since its inception, we have financed our operations primarily through the sale of preferred stock to accredited investors. As at December 31, 2001, we have cash and cash equivalents of $5,851 compared with $3,818,717 at December 31, 2000.

During 2001, we received $1,424,300 from the sale of shares of series B preferred shares at par value as compared to $9,089,546 in 2000. All sales in 2001 and 2000 were of series B preferred shares. The funds raised from the sale of series B preferred shares have been applied to funding the net cash used in operating activities. The net cash used in operating activities has decreased from $1,612,131 in the first quarter of 2001, to $1,226,221 in the second quarter of 2001, to $1,107,093 in the third quarter of 2001 and to an inflow of $123,389 in the fourth quarter of 2001. Total cash used by operations during 2001 was $3,822,056, and we expect this figure to stabilize during 2002. We have invested $741,648 in property, plant and equipment in 2001, a decrease of 10% from $825,787 in 2000.

                              Marketable Securities

During 2001, we received a further 853,177 shares of EcoProgress in settlement of the outstanding debt owed to us by them. We have sold all other marketable securities throughout 2001 to fund working capital requirements such that our EcoProgress shares represent 100% of our marketable securities. The marketable securities were sold at a loss due to the downwards movement in the capital markets.

                               Accounts Receivable

Our balance at December 31, 2001 of $193,388 is comprised of approximately $52,500 from EcoProgress for billed (in 2001) royalties, and other 2001 customer billings none of which are beyond our normal trade terms or otherwise deemed to be uncollectible. The decrease from 2000 is the result of collections of contract billings during 2000 (most of which are deferred at 2000 and 2001 years end) that have been collected in 2001. No portion of the 2001 accounts receivable balance is represented in deferred revenue.

                     Amounts Due from and to Related Parties

The balance due from related parties at December 31, 2001 was $484,085 compared to $365,705 owed to us in 2000. An account balance receivable from The Jade Partnership International, Inc. increased by $279,380 to $390,703 in 2001 as a result of funds transferred to Jade having exceeded monies received from Jade throughout 2001. In the past, we have received short term funds from Jade as to meet bridge financing needs, and advanced similar funding to Jade in 2001. Remaining amounts owed to us by related parties at 2001 include $35,000 from a shareholder and $58,382 from TruTona International, Inc. for unpaid license fees, a balance that has remained unchanged from that which was due in 2000.
Note 9 of the financial statements includes more detail of these balances.

Amounts owed to our directors on December 31, 2001 comprise the entire amount owed to related parties, a result of compensation accrued but not paid since August, 2001.

                    Prepaid Expenses and Other Current Assets

The balance of $1,356,187 in 2001 is mainly comprised of $630,728 for costs associated with a transaction executed in December, 2001 in which Fusion Capital Partners, LLC has agreed to purchase up to $6,000,000 of our common stock. We expect to register common stock in connection with this transaction, and reverse this prepaid balance to equity upon notice from the Securities and Exchange Commission that such registration is deemed effective. A further $362,899 of the balance relates to a rent deposit which has also been recorded as a current liability and $263,607 relates to a prepaid expense for warrants issued in 2001. The rent deposit is due in respect of the Hostmoor lease and is required to be paid to the landlord. At the end of the lease term this amount will be repaid to us. Other amounts included within prepaid expenses and other current assets in 2001 are not significant.

The balance in 2000 of $1,739,172 represents a prepaid expense of $1,273,000 for warrants issued on December 1, 2000 to third parties in Muslim states in return for sales and consultancy services to be provided in 2001 and 2002. This value was arrived at using the value of the warrants as at the year-end and amortizing the amount over a period of two years. Due to movements in our share price the value of the warrants has fallen to nil and the prepaid expense has been reversed in 2001. Additionally, an amount of $367,500 was due to us in relation to sales of Series B Preferred Stock immediately before the year-end. The monies in respect of this item were received in the first two weeks of 2001. Other amounts included within prepaid expenses and other current assets in 2000 are not significant.

                          Property, Plant and Equipment

Property, plant and equipment has increased to $1,383,673 in 2001 from $881,463 in 2000. Our customization of and move of essentially all personnel and operations into leased property at Hostmoor has generated leasehold improvement assets totaling $230,610 during 2001 and increased the levels of office, laboratory and machinery equipment as detailed in Note 3 of the accompanying financial statements. We also acquired ProDesign Technologies Limited in July, 2001 which added significantly to our capitalized office equipment.

                                    Goodwill

The decrease in the balance during 2001 to $4,914,919 from $5,425,389 in 2000 is caused by the amortization charge during the year totaling $678,176, partially offset by goodwill of $167,706 generated by our acquisition of ProDesign Technologies Limited ("PTL"). The goodwill which arose on the reverse acquisition of BTL in 1998 is being amortized over a period of ten years, and goodwill resulting from the PTL acquisition in July, 2001 has not been amortized pursuant to our adoption of SFAS 142 for acquisitions on or after June 30, 2001.

                                Intangible Assets

Intangible assets have decreased during 2001 to $958,200 from $1,094,506 in 2000. The most significant item included within intangible assets is the license purchased from TruTona International, Inc and the decrease during 2001 relates to amortization recorded, as more fully detailed in Note 5 to the accompanying financial statements.

                                Deferred Revenue

The deferred revenue balance has decreased by nearly 25% in 2001 to $1,326,900 from $1,763,305 in 2000. The reduction is the result of revenues deferred in 2000, a portion of which have met the criteria for recognition in 2001. Such recognition of previously deferred revenue has not been offset in 2001 by new agreements for which additional deferred revenue would have been recorded, but we expect deferred revenue to increase significantly in 2002 as a result of increased shipment and licensing of our products.

                                Accounts Payable

The accounts payable balance has substantially increased to $749,594 in 2001 from $173,185 in 2000. This increase is attributable to our management of cash outlay during the second six months of 2001 and leverage of trade credit. Our stock value has decreased reflective of general market malaise and performance, and we have attempted to reduce stock sales in the best interests of existing shareholders given such market conditions. As a result, we have not generated cash from such stock sales which ordinarily would be used to pay trade creditors more quickly. We believe conditions for stock issuance at reasonable price levels will improve during the first six months of 2002, enabling us to generate cash needed to reduce current accounts payable levels.

                              Accrued Rent Deposit

A lease deposit of $362,899 is required to be paid in respect of the Hostmoor lease. This amount is due and hence has been recorded as a current liability. This is expected to be paid shortly once our cash flow improves.

                                Accrued Expenses

Accrued expenses have increased to $517,651 in 2001 from $422,230 in 2000. Our increased activity and growth is the reason for the year to year increase.

                      Series A and Series B Preferred Stock

The balance of $606,870 in 2001 represents an increase of 108% compared to $291,160 in 2000. There has been further activity in 2001 mainly in respect of Series B Preferred Stock. During 2001, 422,720 shares of Series B Preferred Stock were issued, while 363,720 shares were converted to Common Stock during the year. This activity generated cash proceeds of $1,424,300 for us. This consists of $1,056,800 in respect of the shares issued during 2001 in addition to $367,500 in respect of shares issued in 2000. Due to timing differences these amounts were not received until the first two weeks of 2001. The majority of Series B Preferred Stock outstanding at December 31 2001 remains outstanding as of the date of this report due to reduced market prices suffered by our common stock. The accreted portion of the outstanding preferred stock is credited to additional paid-in capital when converted to Common Stock.

                   Common Stock and Additional Paid-In Capital

The number of shares of Common Stock issued and outstanding increased to 47,631,527 in 2001 from 45,611,541 in 2000. The increase was partially attributable (909,300 shares) to the conversion Series B Preferred Stock during the year. A total of 970,350 shares were issued to Fusion Capital Partners, LLC in December 2001 as inducement to enter into an agreement whereby Fusion will purchase up to $6,000,000 of our common stock. Additional paid-in capital of $24,724,050 in 2001 is the result of total additions during the year of $2,281,623 and net reductions of $752,858, in relation to the charge for warrants issued in 2001 and reversal of the charge for warrants issued in 2000, to the 2000 balance of $23,195,285. The conversion of the Series B Preferred shares represents 62% of total additions during 2001. The entire reduction during 2001 is attributable to a loss of value of warrants issued in 2000.

Liquidity and Capital Resources

Since its inception, we have financed our operations primarily through the sale of preferred stock to accredited investors. As at December 31, 2001, we had a net bank overdraft which totals $326,887 compared to cash and cash equivalents of $3,818,717 in 2000.

During 2001, we received $1,424,300 from the sale of Series B Preferred Stock shares at par value as compared to $9,089,546 in 2000. These proceeds have been used for general working capital purposes, including research & development and the building, design and upgrade of further plant and machinery for our new Hostmoor location and for expansion of the business during the year.

The funds raised from the sale of Series B Preferred Stock have been applied to funding the net cash used in operating activities. The net cash used in operating activities has decreased from $4,277,348 in 2000 to $3,822,056 in 2001, a decrease of 11%. We have invested $741,648 in property, plant and equipment, a decrease of 10% from $825,787 in 2000.

During 2001, we executed a number of different agreements, the principle of which was an agreement with a Spanish pharmaceutical company for a license, machine and film supply. Other services were contracted for and rendered during 2001, but the most significant (in terms of revenue potential) agreement was the foregoing.

During 2000, we executed a number of different agreements, the principle of which were an agreement with a Fortune 500 company for a license and machine, agreements with Peter Black for a license, machinery and film supply, and research and development collaboration agreements with Boots and Nestec York Limited (part of Nestle). Other sales were made, but the material agreements were the foregoing.

In December, 2001 we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC a Chicago based institutional investor, whereby Fusion Capital has agreed to buy up to $6.0 million of our common stock. The commencement of the funding is subject to certain conditions including the effectiveness of a registration statement. The proceeds from the funding will be used for working capital and general corporate purposes. We have the right to control the timing and the amount of stock sold to Fusion Capital. The purchase price of the shares to be sold to Fusion Capital will be based upon the market price of our common stock at the time of sale without any fixed discount. BioProgress intends to periodically evaluate market conditions and its capital needs in order to determine the timing and the amount of stock it will sell to Fusion Capital. We intend to sell shares of common stock to Fusion Capital opportunistically only under favorable market conditions.

Subsequent to 2001 and through May 8th, 2002, the Company has entered into agreements with various accredited investors for the issue of 807,750 shares common stock and 1,615,500 warrants, exercisable at various prices for a term of five years, for cash consideration totaling $538,500. The agreements are pursuant to an offering by the Company for the sale up to 600 "units" of its equity at a price of $5,000 per unit. Each unit is comprised of 7,500 shares of unregistered common stock and 6 warrants, all of which expire on December 31, 2006 and each exercisable for 2,500 common shares at purchase prices which range from $1.00 up to $10.00. The Company has committed to have declared "effective" the registration of the common shares issued in this offering by September 30, 2002, or otherwise issue an additional 1/10th unit (to a maximum of 90%) for each full month beyond such date through such time as declaration of effectiveness has been achieved.

Management  believes  that  the  aforementioned   actions,   and  activities  by
themselves will generate sufficient cash to fully meet its working capital requirements for the 12 months following the date of this report. However, any material delay in completing the production of the various XGel(TM) FS or ability to bring a registration statement effective could have a material adverse effect on our cash flow and may require us to seek additional financing.

We are in discussion with several parties regarding joint ventures, license agreements and distribution agreements for its XGel(TM) FS and derived products. We also continue to investigate a number of other long-term funding scenarios and opportunities. No guarantee can be given that any additional financing we may require would be available on terms acceptable to us, or at all.

RISK FACTORS

References herein to "we," "us" or "our" refer to the BioProgress Technology International, Inc. and its consolidated subsidiaries. Statements in this report concerning the future results of operations, our financial condition and business are "forward-looking" statements as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934. Investors are cautioned that information contained in these forward-looking statements is inherently uncertain, and that actual performance and results may differ materially due to numerous risk factors, including but not limited to the following:

Our limited operating history makes evaluating our business difficult.

We began demonstrations of the XGel(TM) FS during the early part of 2000 and executed the first sale of a license and XGel(TM) FS during August 2000. Accordingly, we have only a limited operating history in order to evaluate our business. The risks, expenses and difficulties that an early-stage company like ours faces must be considered. These risks include our ability to:

      o successfully complete the production engineering, manufacture and commissioning of each of the three XGel(TM)FS that currently form our product offering;

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

In fiscal 2000, our top three customers accounted for 96% of total revenues, with Proctor and Gamble accounting for 67.5% of total revenues and the remaining 28.5% attributable to Boots and EcoProgress. In fiscal 2001, our top five customers accounted for 93% of total revenues, with Proctor and Gamble accounting for 43% and the four other customers (Boots, EcoProgress, Peter Black and VAX) contributed the remaining 50%. We cannot be certain that our current customers will continue to do business with us, that business from existing customers will continue at the levels of previous periods, or that we will be able to do a significant amount of business with new customers. If we lose one of our customers, our revenues could drop more quickly than we could reduce expenses. This could substantially harm our financial results.

We depend upon licenses with manufacturers for revenues.

Revenues from our technologies will be dependent upon the production and sale of products utilizing such technologies. We do not currently possess the ability or resources necessary to complete on our own the development, testing, regulatory approval process and commercialization for products utilizing our technologies and we do not currently intend independently to market products incorporating our technologies in the foreseeable future. It is our strategy to seek to enter into agreements with manufacturers which will assist us in developing, testing and obtaining governmental approval for, and the marketing and commercialization of, the various formulations of our technologies. There can be no assurance that we will be able to enter into additional collaborative arrangements with respect to product development utilizing our technologies, that any existing or future collaborative arrangements will be successful, that milestones in such agreements will be met or that the terms of any future development agreements entered into will be favorable to us. If we are unable to obtain development assistance and funds from manufacturers to fund a portion of our product development costs and to commercialize products, we may have to delay, scale back or curtail one or more of our activities.

We have no control over the resources and attention devoted by our collaborative partners to the development of a product candidate and, to the extent resources devoted are limited, we may be adversely affected. If any of our collaborators breaches or terminates its agreement with us or otherwise fails to conduct its collaborative activities in a timely manner, the development or commercialization of the product candidate or research program under such collaborative agreement may be delayed, and we may be required to devote unforeseen additional resources to continue such development or commercialization, or terminate such programs. The termination of collaborative arrangements could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements between collaborators and the Company could lead to delays in the collaborative research, development or commercialization of certain product candidates, or could require or result in litigation or arbitration, which would be time consuming and expensive and would have a material adverse effect on our business, financial condition and results of operations.

We need additional cash to operate our business and our viability as a going concern is uncertain.

Since our inception, we have incurred significant losses and negative cash flow from operations, and as of December 31, 2001, we had an accumulated deficit of approximately $18.8 million. Based on our present operating expenses, taking into account available cash reserves, we will not be able to continue as a going concern without an increase in cash flow from operations and/or the infusion of addition capital to fund operations. During fiscal 2002, we expect to meet our working capital obligations and other cash requirements with cash derived from operations and from placement of additional equity by issuance of either common or preferred stock.

There can be no assurance however that we will be able to continue as a going concern, that cash from operations and the other sources described above will be achieved or will be sufficient for the our operating needs or that we will be able to achieve profitability on a consistent basis, if at all. In the event that cash flow from operations is less than anticipated and we are unable to secure additional funding, in order to preserve cash, we would be required to further reduce expenditures and effect further reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our operations. Even if we obtain additional working capital in the near future, the need for additional funding may be accelerated and there can be no assurances that any such additional funding can be obtained on terms acceptable to us, if at all.

Our stock price or our business could be adversely affected if we are not able to efficiently integrate acquisitions. During June, 2001 we acquired ProDesign Technology Ltd.

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

Vitamin, mineral, supplement and drug delivery, biotechnology, pharmaceutical science and manufacturing are evolving fields in which developments are expected to continue at a rapid pace. Our success depends, in part, upon maintaining a competitive position in the development of products and technologies in its areas of focus. Our competitors may succeed in developing competing technologies or obtaining regulatory approval for products more rapidly than we or our customers are able. There can be no assurance that developments by others will not render our products or the compounds used in combination with our products uncompetitive or obsolete.

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

Our success depends upon the continued contributions of our executive officers and scientific and technical personnel. During our operating history, many key responsibilities have been assigned to a relatively small number of individuals. The competition for qualified personnel is intense, and the loss of services of certain key personnel could adversely affect the business. We have employment agreements with each of our senior management and certain key scientific personnel.

Our founders, officers and principal stockholders have substantial control over our voting stock and have the ability to make decisions that could adversely affect our stock price.

As of April 5, 2002, affiliates held 16,722,425 shares, or 35.1% of our outstanding Common Stock. Consequently, this group will be able to control the outcome of all matters submitted for stockholder action, including the election of members to our Board of Directors and the approval of significant change in control transactions, which may have the effect of delaying or preventing a change in control. Representatives of the existing stockholders constitute all six directors and will therefore have significant influence in directing the actions of the Board of Directors.

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

The Securities Enforcement and Penny Stock Reform Act of 1999 requires additional disclosure, relating 4to the market for penny stock, in connection with trades in any stock defined as a penny stock. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be an equity security that has a market price of less than $5.00 per share; subject to certain exceptions. Such exceptions include any equity security that has net tangible assets of at least $2,000,000. We currently meet such exception, but cannot assure that we will always meet such exception. Unless an exception is available, the regulations require the broker provide any customer with:

      o     a risk disclosure document;

      o     disclosure of market quotations;

      o disclosure of the compensation of the broker-dealer and its salesman in the transaction; and

      o     monthly  account   statements  showing  the  market  values  of  our
            securities held in the customer's account.

The market quotation and compensation information must be provided before effecting the transaction and must be contained on the customers' confirmation. These requirements may make brokers less willing to engage in transactions of our securities. This may make it more difficult for our stockholders to sell their securities.

Item 7. Financial Statements and Supplementary Data.

Our financial statements for the 2001 fiscal year are attached hereto and begin on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following sets forth certain information with respect to each of the directors, executive officers and certain key employees of the Company.

Barry J. Muncaster, 56, has served as Chairman of the Board of Directors and Chief Executive Officer of BioProgress Technology International, Inc. and BioProgress Technology Limited since November 1997. Mr. Muncaster also served
BioProgress Technology as President since its inception in 1996 until the engagement of Mr. Bowers in 1999. He has served in similar positions with DNL since the acquisition of that entity as a wholly owned subsidiary in August 1998. Mr. Muncaster trained as a telecommunications engineer with British Telecom, and obtained a diploma in Telecommunications Engineering in 1970 from the Cambridge College of Arts and Technology. Since 1970, Mr. Muncaster has been involved at the executive and senior executive level with companies engaged in the development and commercialization of high technology products, which include laser-based systems employed in high energy physics experiments, electronic taxi meters, personal computer systems and home banking systems. He is a co-founder, and served as Chief Executive Officer, of Oric Products International, Limited which, within three years of its start-up, manufactured and sold in excess of 300,000 personal computers, achieving annual sales revenues in excess of $45,000,000 prior to its sale in 1983 to an investment company quoted on the

London Stock Exchange. Since 1987, Mr. Muncaster has been a Managing Director and shareholder in Jade Partnership International, Inc. ("Jade"), a firm of management consultants which specializes in assisting developmental companies engaged in high technology activities. Jade was the sole shareholder of
BioProgress   Technology   Limited  prior  to  its  acquisition  by  BioProgress
Technology International, Inc. and now owns a substantial portion of the outstanding shares of Common Stock.

Carey B. Bottom, Ph.D. has served as a non-employee Director of the Company since July 2001. Dr. Bottom is a consultant to the pharmaceutical industry on matters of drug delivery, analytical methods development and regulatory affairs. Prior to his consulting practice and from October 2000 to July 2001, Dr. Bottom was employed as the President and Chief Executive Officer of PharmaCore, Inc., a start-up company engaged in the synthesis and distribution of unique chemical building blocks for the drug discovery industry. From May, 1999 to August 2000, Dr. Bottom served as the Chief Operating Officer of LDS Technologies, Inc., a drug delivery company engaged in the development of microemulsion-based liquid formulations useful for enhancing the absorption of water-soluble, poorly permeable drugs (BCS Class 3). He was instrumental in negotiating the sale of LDS Technologies to a large multi-national drug delivery company in August 2000. From March 1994 to March 1999, Dr. Bottom was employed as senior vice-president of Research and Development with the Banner Pharmacaps Division of Sobel, NV. He was responsible for all product development and scientific activities for pharmaceutical, nutritional, gelatin, and gelatin-alternative technologies. During the period March 1992 to March 1994, Dr. Bottom was employed as senior vice-president and Chief Scientific Officer for Chase Pharmaceutical Company, a predecessor company to Banner Pharmacaps. In this position, he was responsible for quality control, quality assurance, regulatory affairs and product development for all lines of products including soft gelatin capsules and immediate/sustained release solid dosage forms. Prior to 1992, Dr. Bottom served in management and scientific positions with Schering-Plough, Marion Laboratories, Inc. and the Drackett division of Bristol-Myers. He is a member of the American Chemical Society, American Association of Pharmaceutical Scientists and the Controlled Release Society. In 1998, Dr. Bottom was distinguished by the FDA and received the FDA Commissioner's Special Citation for sustained outstanding regulatory research efforts in resolving significant product quality issues related to dissolution failures for gelatin capsule drug products. Dr. Bottom received his BS, MS and Ph.D. degrees in Chemistry from the University of Missouri at Rolla. He is the author of numerous scientific publications, a book chapter and holds several patents covering pharmaceutical and household product applications.

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

James T.C. Longley, 41, has served as a Director, Chief Financial Officer, Treasurer and Secretary of the Company since November 1997, and of BioProgress Technology and BTL since inception in 1996. He has served in similar positions with DNL since the acquisition of that entity as a wholly owned subsidiary in August 1998. He received a Bachelor of Arts degree in accounting with honors from Leeds University in 1980, was admitted to the Institute of Chartered Accountants in England in July 1983 and was admitted as a fellow to the Institute of Chartered Accountants in England and Wales in 1993. In 1983, Mr. Longley joined Arthur Andersen, where he worked for two years as Senior Accountant, Auditing Division. He then served for three years as a manager in the Merchant Banking Division of Creditanstalt-Bankverein before leaving to join Touche Ross and Co., another accounting firm, as a senior manager in its corporate finance division. In 1991, Mr. Longley founded Dearden Chapman Chartered Accountants and Registered Auditors in the United Kingdom where, in addition to providing services to a range of clients until 1997, he participated as part of a management team which successfully completed a (pound)10.5 million (Sterling) management buy-out within the trailer manufacturing industry, and served as the finance director of The Fleet Management Group Limited, which had annual revenues of (pound)18 million (Sterling) during such time. Mr. Longley has ended his employment with the Company as of the filing date of this report to pursue other opportunities, and we are actively recruiting an individual to accept the vacated position and roles.

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

Larry C. Shattles: Mr. Shattles was appointed a Director of the Company and Executive Vice President of BioProgress Technology, Inc. in July 1999. Prior to that date he was President of TruTona International, Inc., which sold its assets to us in 1999. Mr. Shattles has been active in arranging funding for us during our R&D phase in addition to sales responsibilities in the nutraceuticals market, oversight of Investor Relations, and Media Relations in the US. He has over 30 years experience in sales and marketing including Presidency of Shattles & Associates, a publishers' representative firm, and 12 years with Time, Inc. (now AOL/Time Warner). Mr. Shattles is a co-founder and member of the Board of Directors of FundraisingINFO.com, an internet based fundraising consulting firm serving non-profit organizations worldwide. He holds a Bachelor of Arts degree from Oglethorpe University.

Dr. Stephen Kessel, 45, has served as Project Manager of XGel(TM) FS for ingestible products since July 2000. Dr. Kessel has a BSc (Hons) degree in aeronautical engineering and a PhD in mechanical engineering. He began his career in 1977 working for Lucas CAV Ltd of Gillingham as a development engineer, where he had hands-on involvement in the development of new fuel injection systems for small diesel cars. In 1981, he joined Thames Polytechnic School of Engineering as a research fellow and then as a lecturer. During his time there, Dr. Kessel undertook research, undergraduate teaching, consultancy and teaching of specialist courses for industry. In January 1988, Dr. Kessel joined Cryovac Company in St. Neots as a sales engineer, where he provided technical support to the U.K. sales force in the application of packaging machines and design of packaging systems. In 1989, Dr. Kessel moved to Cryovac's packaging and technical center in Milan, Italy, as European safety manager where, among other things, he was responsible for ensuring that all current Cryovac machines complied with Machinery Safety Directive, which came into force in 1995. In 1997, Dr. Kessel moved to Cryovac's customer equipment center in Kriens, Switzerland as the safety and technical documentation manager. In January 1999, he became Cryovac's safety and special project manager, still based in Switzerland. Dr. Kessel is a member of the Institute of Mechanical Engineers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934, as amended ("Exchange Act"), requires the executive officers and directors of the Company, and persons who beneficially own more than 10% of the Common Stock, to file initial reports of ownership and reports of changes in ownership with the Commission. These officers, directors and shareholders are also required to furnish the Company with copies of certain of these reports. Based solely on a review of copies of reports furnished to us during our fiscal year ended December 31, 2001, and thereafter, or written representations, if any, received by us from these persons that no other reports were required, we believe that, during 2001, all applicable Section 16(a) filing requirements were satisfied by our reporting persons.

Item 10. Executive Compensation.

The following summary compensation table sets forth the compensation of Barry J. Muncaster, our Chief Executive Officer and our other four most highly compensated executive officers (the "Named Executive Officers") for our last three completed fiscal years.

                                            SUMMARY COMPENSATION TABLE
                                   Annual Compensation             Long-Term Compensation
                                   -------------------             ----------------------
                                                                             Awards
                                                                   Restricted  Securities
                                                                     Stock     Underlying     All Other
Name and Principal                                                  Award(s)     Stock       Compensation
     Position           Fiscal Year      Salary($)   Bonus($)(1)       ($)      Options(#)       ($)
--------------------------------------------------------------------------------------------------------
Barry J. Muncaster         2001          284,901(7)     --                        --          1,896(5)
  Chief Executive          2000          149,162     76,338                   100,000(3)        692(5)
  Officer and Chairman     1999           24,000(2)     --           --       500,000(4)        --

James T.C. Longley         2001          222,563(7)     --           --           --          1,760(5)
  Chief Financial          2000          112,039     76,338          --       100,000(3)        513(5)
  Officer,                 1999           24,000(2)     --           --       500,000(4)        --
  Treasurer,
  Secretary, and
  Director

Malcolm D. Brown           2001          215,798(7)     --           --           --          1,178(5)
  Executive Vice           2000          111,556     76,338          --       100,000(3)      1,205(5)
  President,               1999           24,000(2)     --           --       500,000(4)        --
  Research and
  Development, and
  Director

Greg L. Bowers             2001          157,917(7)     --           --           --          4,442(5)
  President of             2000          125,000     37,500          --       100,000(3)     14,553(6)
  BioProgress              1999           25,000(2)     --           --       500,000(4)        --
  Technology and
  Director

Graham R.M. Hind           2001          165,166(7)     --           --           --          2,438(5)
  Vice President           2000          111,556     76,338          --       100,000(3)      1,731(5)
  of Sales and             1999           24,000(2)     --           --       500,000(4)        --
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

(5)  Consists of health insurance and membership fees.

(6) Consists of a $9,000 automobile allowance, $881.40 for life insurance and $4,671.60 for health insurance.

(7) Approximately $375,000 of compensation listed above was accrued at 12/31/01 and remains unpaid as of the date of this document.

          OPTION GRANTS IN LAST FISCAL YEAR TO NAMED EXECUTIVE OFFICERS

                                                Individual Grants(1)
                          Number of        Percent of
                         Securities      Total Options
                         Underlying        Granted to      Exercise or
                           Options        Employees in      Base Price
Name                     Granted (#)      Fiscal Year         ($/sh)       Expiration Date
----                     -----------      -----------         ------       ---------------
Barry J. Muncaster          --               --                 --                --
James T.C. Longley          --               --                 --                --
Malcolm D. Brown            --               --                 --                --
Greg L. Bowers              --               --                 --                --
Graham R.M. Hind            --               --                 --                --

(1) There were no options granted to the named officers during 2001.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
          AND FISCAL YEAR-END OPTION VALUES TO NAMED EXECUTIVE OFFICERS

None of the our Named Executive Officers exercised any options during the last fiscal year.

Employment Agreements and Termination of Employment and Change-in-Control Arrangements

We have employment agreements with each of our Named Executive Officers. The following summary of certain provisions of the employment agreements does not purport to be complete and is subject to and is qualified in its entirety by reference to the actual text of the employment agreements, copies of which are exhibits to our SEC filings. Each of such executive officers waived the salary due to him in 1999 by virtue of his respective employment agreement.

Employment Agreements with Barry J. Muncaster, James T. C. Longley, Malcolm D. Brown, Edward D. Nowak and Graham R.M. Hind

On January 25, 1999, we entered into an employment  agreement with each of Barry
J. Muncaster, James T. C. Longley, Malcolm D. Brown, Edward D. Nowak and Graham R.M. Hind. All of the terms of such employment agreements are the same, except for the positions held by such executive officers, as follows: Mr. Muncaster is to serve as our Chief Executive Officer; Mr. Longley is to serve as our Chief Financial Officer; Mr. Brown is to serve as our Executive Vice President of Research and Development; Mr. Nowak is to serve as our Director of Research and Development; and Mr. Hind is to serve as our Vice President. Each such executive officer serves in a similar capacity with BioProgress Technology, BTL and DNL, for which he receives no additional compensation.

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

Employment Agreements with Greg L. Bowers

On January 25, 1999 and June 1, 1999, Mr. Bowers and the Company entered into an employment and option agreement and employment agreement, respectively. The term of his employment, pursuant to which he is to serve as President of BioProgress Technology, commenced on June 1, 1999 and ends on May 31, 2004 and shall be automatically renewed for an additional five years unless either the Company or Mr. Bowers notifies the other no later than 12 months prior to the expiration of the initial term. Pursuant to such employment agreement, Mr. Bowers is entitled to receive cash compensation of $125,000 per year, subject to upward adjustment by an annual review of the Board of Directors. Pursuant to his employment agreement, Mr. Bowers is also entitled to base salary and incentive compensation program upward adjustment in accordance with certain projected gross revenue targets. Mr. Bowers' employment agreement also provides for a grant to him of an option which is exercisable on or before December 31, 2003. This option grants Mr. Bowers the right to purchase up to 500,000 shares Common Stock in 100,000 share increments at prices per share of $0.35, $0.75, $1.25, $1.75 and $2.25, respectively. The shares are to be registered under applicable securities laws before issuance. The executive officer must be an employee of the Company at the time that the options are exercised. During the term of Mr. Bowers' employment agreement, Mr. Bowers is prohibited from interfering with any of our existing relationships, our subsidiaries or affiliates or any of their customers, suppliers, employees or other persons with whom they do business or from competing with us. In addition, pursuant to the terms of his employment agreement, Mr. Bowers may not divulge any of our confidential information.

Further, under the terms of Mr. Bowers' employment agreement, we can terminate Mr. Bowers for Cause (as defined in his employment agreement), in which event we shall pay to Mr. Bowers any compensation, expenses and fringe benefits earned through the date of termination. If we terminate Mr. Bowers other than for Cause, then we shall pay Mr. Bowers all compensation, expenses and fringe benefits earned through the date of the termination plus a severance payment for the greater of $125,000 or 12 months of base salary at the monthly rate then in effect. In addition, in such event, Mr. Bowers has the right to exercise any stock option for one year after termination and shall be entitled to receive for one year any insurance benefits and/or allowances substantially similar to those which he had received immediately prior to such termination.

In the event of a "sale of the Company," as defined in his employment agreement, or in the event Mr. Bowers is terminated by us other than for Cause or death, then we shall pay Mr. Bowers all compensation, expenses and fringe benefits earned through the date of termination and a severance amount in the total amount of the greater of $250,000 or 24 months of base salary at the monthly rate then in effect. In addition, Mr. Bowers shall have the right to exercise any stock options for a period of one year after termination and shall be entitled to receive for two years the insurance benefits and/or allowances substantially similar to those which he had received immediately prior to such termination. This severance payment pursuant to a sale of the Company shall be in lieu of the severance payment upon a termination by us not for Cause unless the latter is greater, in which event Mr. Bowers shall receive the greater amount.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information concerning beneficial ownership of our Common Stock and Series B Preferred Stock by the directors, Named Executive Officers, all directors and executive officers as a group, and each person known by us to own more than 5% of our Common Stock and Series B Preferred Stock as of March 31, 2001. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission.

                              Name and Address of            Amount and Nature of
Title of Class                Beneficial Owner               Beneficial Owner         Percent of Class(1)
--------------                ----------------               ----------------         -------------------
Common Stock                  The Jade Partnership            3,125,000                     6.1%
                              International Inc.(2)

Common Stock                  Barry J. Muncaster              8,398,109(2,3,4,5)           16.4%

Common Stock                  Malcolm D. Brown                4,564,277(4,5)                8.9%

Common Stock                  James T.C. Longley                600,000(4,5)                1.2%

Common Stock                  Graham R.M. Hind                  937,773(4,5)                1.8%

Common Stock                  Edward D. Nowak                   947,773(4,5)                1.8%

Common Stock                  Greg L. Bowers                    620,000(4,5)                1.2%
Series B Preferred                                               20,000                    12.0%

Common Stock                  Larry C. Shattles                 654,493(5)                  1.3%

Common Stock                  Directors and Executive        16,722,425(2,3,4,5)           32.6%
Series B Preferred Stock      Officers as a Group                20,000                    12.0%


(1) With respect to Common Stock, based on 47,631,527 shares of Common Stock issued and outstanding on December 31, 2002, and including all of the 3,700,000 shares issuable under those options described in footnotes 4 and 5 below. With respect to Series B Preferred Stock, based on 167,000 shares of Series B Preferred Stock outstanding on December 31, 2001.

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

(4) These shares include an option to acquire up to 500,000 shares of Common Stock. This option is currently exercisable in whole or in part at any time. The option was granted on January 25, 1999, and allows the holder to purchase 500,000 shares of Common Stock on or before December 31, 2003.

(5) These shares include an option granted on November 27, 2000, which allows the holder to acquire up to 100,000 shares of Common Stock on or before November 27, 2005.

Item 12. Certain Relationships and Related Transactions.

The Jade Partnership International, Inc.

Jade is an affiliate of the Company because at the time of the transaction discussed below, Messrs. Muncaster and Brown were, and continue to be, controlling shareholders, directors and officers in Jade, and Jade was, and continues to be, a major shareholder in our common stock.

On April 1, 1998, we entered into a consulting and option agreement with Jade. According to the agreement, Jade assisted us in obtaining equity and debt financing, and provided general business management, administration services, international licensing and sales and marketing strategies. In our opinion, all transactions were at arms length. This agreement provided that we were to pay $50,000 per month as a fee to Jade which, at the option of Jade, was convertible into our Common Stock at a price of $0.28 per share. On December 16, 1999, Jade elected to convert $356,595 of fees outstanding under the agreement into 1,273,556 shares of the Common Stock. We incurred management charges of $150,000 during 2000 and $600,000 in 1999 with respect to the agreement. The balance due from Jade to us at December 31, 2001 was $390,703 which mostly represents amounts advanced by us to Jade, with $111,323 due from Jade at December 31, 2000. This agreement was canceled on March 31, 2000 and no further amounts will be paid by us to Jade under the agreement.

In addition, our executive offices are provided free by Jade on a month-to-month basis.

TruTona International, Inc.

TruTona is an affiliate of the Company since Messrs. Muncaster, Longley and Brown were at the time of the transaction, and continue to be, directors, officers and significant shareholders of TruTona and of the Company.

On February 15, 1999, we acquired from TruTona patents, licenses and trademarks relating to a broad range of products. We paid TruTona $1,500,000 in the acquisition, half in the form of 1,875,000 shares of Common Stock and half paid on or before December 31, 1999 in cash.

In connection with the acquisition of such patents, licenses and trademarks, we have recognized license fee revenues of approximately $2,000 in 2001 and $133,600 in 2000, relating to a previous license agreement between TruTona and EcoProgress that has been assigned to us. We had a balance of $58,382 due from TruTona at December 31, 2001, and $56,382 due to it in 2000.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001 AND 2000
TOGETHER WITH AUDITORS' REPORT

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To BioProgress Technology International, Inc:

We have audited the accompanying consolidated balance sheets of BioProgress Technology International, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioProgress Technology International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

New York, New York
May 9, 2002

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

                                                 ASSETS                                 2001            2000
                                                 ------                             ------------    ------------
CURRENT ASSETS:
    Cash and cash equivalents                                                       $      5,851    $  3,818,717
    Marketable securities (Note 4)                                                       210,630         362,423
    Accounts receivable                                                                  193,388         826,251
    Amounts due from related parties (Note 9)                                            484,085         365,705
    Prepaid expenses and other current assets (Note 6)                                 1,356,187       1,739,172
                                                                                    ------------    ------------
              Total current assets                                                     2,250,141       7,112,268

PROPERTY, PLANT AND EQUIPMENT, net (Note 3)                                            1,383,673         881,463

EQUITY INVESTMENTS, net                                                                  559,377          20,482

GOODWILL, net  (Note 2)                                                                4,914,919       5,425,389

INTANGIBLE ASSETS, net (Note 5)                                                          958,200       1,094,506
                                                                                    ------------    ------------
              Total assets                                                          $ 10,066,310    $ 14,534,108
                                                                                    ============    ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                       ------------------------------------
CURRENT LIABILITIES:
    Bank overdraft                                                                  $    332,738    $       --
    Accounts payable                                                                     749,594         173,185
    Amounts owed to related parties (Note 9)                                             377,219            --
    Accrued rent deposit                                                                 362,899            --
    Accrued expenses and other current liabilities                                       517,651         422,230
    Deferred revenue                                                                   1,326,900       1,763,305
                                                                                    ------------    ------------
              Total current liabilities                                                3,667,001       2,358,720
                                                                                    ------------    ------------
              Total liabilities                                                        3,667,001       2,358,720
                                                                                    ------------    ------------

Redeemable convertible preferred stock, Series A, par value $1.00 (Note 10)                3,900           3,120
Redeemable convertible preferred stock, Series B, par value $2.50 (Note 10)              602,970         288,040
                                                                                    ------------    ------------
                                                                                         606,870         291,160
                                                                                    ------------    ------------
STOCKHOLDERS' EQUITY:
    Common stock, $0.001 par value-
    75,000,000 shares authorized; 47,631,527 (2000: 45,611,541) shares
    issued and outstanding                                                                47,632          45,612
    Additional paid-in capital                                                        24,724,050      23,195,285
    Accumulated deficit                                                              (19,103,570)    (11,421,592)
    Accumulated other comprehensive income                                               124,327          64,923
                                                                                    ------------    ------------
              Total stockholders' equity                                               5,792,439      11,884,228
                                                                                    ------------    ------------
              Total liabilities and stockholders' equity                            $ 10,066,310    $ 14,534,108
                                                                                    ============    ============

 The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
DECEMBER 31, 2001 AND 2000

                                                                          2001             2000
                                                                      ------------    ------------
NET REVENUE                                                         $     966,738    $    925,351
COST AND EXPENSES:
    Cost of revenues                                                      208,585          20,902
    Research and development costs                                      1,225,299         522,875
    General and administrative expenses                                 4,454,924       3,782,402
    Realized and unrealized loss (profit)
      on marketable securities                                            422,784         (46,369)
    Professional fees                                                   1,204,636         842,293
    Management fee                                                           --           150,000
                                                                     ------------    ------------
              Total cost and expenses                                   7,516,228       5,272,313
                                                                     ------------    ------------
LOSS FROM OPERATIONS                                                   (6,549,490)     (4,346,962)

    Share of loss from equity investment                                 (441,017)        (29,517)
                                                                     ------------    ------------
NET Loss                                                               (6,990,507)     (4,376,479)

    Dividends payable and accretion of preferred stock                   (691,471)     (2,563,872)
                                                                     ------------    ------------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                             (7,681,978)     (6,940,351)
                                                                     ============    ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                        $      (0.17)   $      (0.17)
                                                                     ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                   45,730,823      40,401,395
                                                                     ============    ============

 The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
DECEMBER 31, 2001 AND 2000

                                                                Common              Additional
                                                    ----------------------------     Paid-in
                                                        Shares            Amount     Capital
                                                    ------------   ------------   ------------
BALANCE at December 31, 1999                          36,002,800   $     36,002   $  9,861,562

    Net loss                                                --             --             --
    Currency translation adjustment                         --             --             --

       Comprehensive loss                                   --             --             --

    Dividends payable                                       --             --             --
    Conversion of Series A preferred stock                97,950             98         58,166
    Conversion of Series B preferred stock             9,297,046          9,298     11,630,604
    Accretion of Series A and Series B preferred
    stock to redemption rate at December 31, 2000           --             --             --
    Issuance of options                                     --             --          105,000
    Issuance of common shares                            213,745            214        211,953
    Issuance of warrants                                    --             --        1,328,000
                                                    ------------   ------------   ------------

BALANCE at December 31, 2000                          45,611,541         45,612     23,195,285

Net loss                                                    --             --             --
    Currency translation adjustment                         --             --             --

       Comprehensive loss                                   --             --             --

    Dividends payable                                       --             --             --
    Conversion of Series B preferred stock               909,300            909     1,421,235
    Accretion of Series A and Series B preferred
    stock to redemption rate at December 31, 2001           --             --
    Issuance of common shares                          1,110,686          1,111       860,388
    Reversal of charge for warrants                         --             --      (1,328,000)
    Issuance of warrants                                    --             --         575,142
                                                    ------------   ------------   ------------

BALANCE at December 31, 2001                          47,631,527   $     47,632   $24,724,050
                                                    ============   ============   ============


 The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Con't) DECEMBER 31, 2001 AND 2000

                                                                     Accumulated        Total
                                                                        Other       Stockholders'
                                                     Accumulated    Comprehensive      Equity
                                                       Deficit      (Loss) Income     (Deficit)
                                                    ------------    ------------    ------------
BALANCE at December 31, 1999                        $ (4,481,241)   $      2,095    $  5,418,418

    Net loss                                          (4,376,479)           --        (4,376,479)
    Currency translation adjustment                         --            62,828          62,828
                                                                                    ------------
       Comprehensive loss                                   --              --        (4,313,651)
                                                                                    ------------
    Dividends payable                                   (158,425)           --          (158,425)
    Conversion of Series A preferred stock                  --              --            58,264
    Conversion of Series B preferred stock                  --              --        11,639,902
    Accretion of Series A and Series B preferred
    stock to redemption rate at December 31, 2000     (2,405,447)           --        (2,405,447)
    Issuance of options                                     --              --           105,000
    Issuance of common shares                               --              --           212,167
    Issuance of warrants                                    --              --         1,328,000
                                                    ------------    ------------    ------------

BALANCE at December 31, 2000                         (11,421,592)         64,923      11,884,228

    Net loss                                          (6,990,507)           --        (6,990,507)
    Currency translation adjustment                         --            59,404          59,404
                                                                                    ------------
       Comprehensive loss                                   --              --        (6,931,103)
                                                                                    ------------
    Dividends payable                                    (10,415)           --           (10,415)
    Conversion of Series B preferred stock                  --              --         1,422,144
    Accretion of Series A and Series B preferred
      stock to redemption rate at December 31, 2001     (681,056)                       (681,056)
    Issuance of common shares                               --              --           861,499
    Reversal of charge for warrants                         --              --        (1,328,000)
    Issuance of warrants                                    --              --           575,142
                                                    ------------    ------------    ------------

BALANCE at December 31, 2001                        $(19,103,570)   $    124,327    $  5,792,439
                                                    ============    ============    ============

 The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                                                                     F-4 (Con't)

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2001 AND 2000

                                                                                      2001           2000
                                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss before taxation                                                      $(6,990,507)   $(4,376,479)
    Adjustments to reconcile net loss to net cash used in operating activities-
       Changes in operating assets and liabilities-
       Depreciation and amortization                                                1,093,133        950,079
       Loss on disposal of fixed assets                                               140,607        113,042
       Share of loss of equity investment                                             441,017         29,517
       Realized and unrealized loss on marketable securities                          422,784         49,928
       Compensation charge for stock options                                             --          105,000
       Accretion of warrants                                                          256,535         55,000
       Bank overdraft                                                                 332,738           --
       Decrease (increase) in accounts receivable                                     428,372       (624,448)
       Increase in net amounts receivable from related parties                       (314,380)      (948,555)
       Increase in prepaid expenses and other current assets                         (354,337)       (37,498)
       (Decrease) increase in deferred revenue                                       (436,405)       541,351
       Increase (decrease) in accounts payable                                        541,233       (184,750)
       Increase in accrued expenses and other current liabilities                     617,154         50,465
                                                                                  -----------    -----------
       Net cash used in operating activities                                       (3,822,056)    (4,277,348)
                                                                                  -----------    -----------
CASH FROM INVESTING ACTIVITIES:
       Purchases of property, plant and equipment                                    (741,648)      (825,787)
       Purchase of investments                                                        (75,000)       (95,045)
       Advances to The Healthy Forum                                                 (706,400)      (198,000)
       Net sale of marketable securities                                               48,116           --
       Cash acquired from acquisition                                                  14,907           --
                                                                                  -----------    -----------
       Net cash used in investing activities                                       (1,460,025)    (1,118,832)
                                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from sale of preferred stock                                        1,424,300      9,089,546
                                                                                  -----------    -----------
       Net cash provided by financing activities                                    1,424,300      9,089,546
                                                                                  -----------    -----------
       Effects of exchange rate changes on cash and cash equivalents                   44,915        119,533
                                                                                  -----------    -----------
       Net (decrease) increase in cash and cash equivalents                        (3,812,866)     3,812,899

CASH AND CASH EQUIVALENTS, beginning of year                                        3,818,717          5,818
                                                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                                            $     5,851   $  3,818,717
                                                                                  ===========   ============

Supplemental disclosure of cash flow information

Acquisition of ProDesign Technology Limited                           2001
                                                                        $
                                                                   ----------
Fair value of equity issued                                           166,250
Assets acquired                                                      (235,943)
Liabilities assumed                                                   237,399
Net non-cash investment                                               167,706
                                                                   ----------

Cash acquired                                                          14,907
                                                                   ==========
Net cash acquired from acquisition                                     14,907
                                                                   ==========

 The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Con't)
DECEMBER 31, 2001 AND 2000

NON CASH TRANSACTIONS

During the 2001 fiscal year 363,720 of Series B preferred stock were converted to 909,300 common shares in accordance with the subscription agreements. See note 10 to the financial statements.

During the 2001 fiscal year 15,336 shares of common stock were issued in lieu of dividends on the Series B preferred shares.

On  January  18,2001  the  company   received  853,177  shares  in  Consolidated
EcoProgress Technology, Inc. in settlement of outstanding debt of $238,889.

On July 6, 2001 the company completed the acquisition of ProDesign Technology Limited. The initial consideration payable in respect of the acquisition was 125,000 shares of common stock. See note 2 for further details.

On December 12, 2001 the Company entered into a common stock purchase agreement with Fusion Capital Fund II LLC. In connection with this agreement 970,350 shares of common stock were issued, although these shares cannot be sold, transferred or assigned until an effective registration statement has been filed.

The Company issued equity for debt of $29,977 in 2000 in relation to services provided by Mark Pierce in his role as the Company's attorney in 2000. The total number of common shares allocated was 32,703.


 The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                                                                      F-5(Con't)

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

1. BACKGROUND AND ORGANIZATION

History

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The  accompanying   consolidated  financial  statements  include  the  financial statements of the Company and its wholly owned subsidiaries: BioProgress Technology, Inc., BioProgress Technology Limited ("BTL"), DHA Nutrition Limited and ProDesign Technology Limited. All significant intercompany transactions and balances have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year classifications.

Use of Estimates

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

Liquidity

The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has incurred recurring operating losses and negative operating cash flows since its inception and will require additional financing within the next 12 months. In addition, the Company will need to increase cash flows from operations and/or obtain financing in order to fund its working capital requirements for fiscal year 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing increases to cash flows and additional sources of financing and believes that such increases and additional financing will generate sufficient cash flow to fund the Company's operations through fiscal year 2002. Management's plan to increase the Company's cash flows from operations relies significantly on increases in revenue generated from its license agreements and research and development services provided to existing clients, sale of equipment and related supplies, containment of operating expenses and opportunistic leverage of capital markets. However, there are no assurances that such matters will be successfully consummated.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

DECEMBER 31, 2001 AND 2000

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation of property, plant and equipment is provided for using the straight-line method over the estimated useful lives of the respective assets, ranging from 4 to 20 years (see Note 3). Amortization of leasehold improvements is provided for over the lesser of the useful life or the related lease term.

Cash and Cash Equivalents

Cash  and  cash  equivalents   represent  all  highly  liquid  investments  with
maturities of three months or less when purchased.

Revenue Recognition

The Company generates revenues from licensing the rights to use its intellectual property in the XGel(TM) Film System, the sale of XGel(TM) Film Systems, and research and development services to assist customers in gaining maximum benefit from the license. Revenues from license arrangements and the sale of XGel(TM) Film Systems are recognized when there is persuasive evidence of an agreement with a customer, collectibility is probable and the fee is fixed or determinable. Revenues from research and development contracts are recognized ratably over the period to which the contract relates unless specific acceptance criteria exist. If acceptance criteria exist, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

Deferred revenue represents cash which has been received by the Company, but has not been recorded as revenue as it has not met the revenue recognition criteria. At December 31, 2001, 72% relates to one customer (see Note 9).

Marketable Securities

Marketable securities represent the Company's investment in the common stock of Consolidated EcoProgress Technology Inc, and UK quoted investments as described in Note 4. Management considers these securities as trading securities. The value of these investments is marked to market value at each period end with any unrealized gain or loss included in the statement of operations in the period to which it relates.

Intangibles

Licenses are included at cost and depreciated in equal annual installments over a period of 10 years which is their estimated useful economic life. Provisions are made for any known impairments.

Goodwill

Goodwill of $6,781,739 resulted from the acquisition of BTL in 1998 and represents the excess of the fair value of the consideration given over the fair value of the identifiable assets and liabilities acquired. It is being amortized on a straight-line basis over its useful economic life, which is considered to be 10 years. The amortization charge for 2001 and 2000 was $678,176 and $678,176, respectively.

On July 6, 2001 the Company completed the acquisition of ProDesign Technology Limited ("PTL"). Completion of the acquisition, which has been accounted for under the purchase method in accordance with Statement of Financial Accounting Standard ("SFAS") 141, follows the execution of a letter of intent announced on March 16, 2001 and, accordingly, the results of operations have been included in the accompanying financial statements since the date of acquisition. Initial consideration payable in respect of the acquisition is 125,000 shares of common stock in the Company ("Consideration Shares"). Goodwill of $167,706 arose on the acquisition. Under SFAS 142, no amortization is required and this goodwill is subject to impairment review. Consideration Shares are restricted from sale for a period of one year from the date of issue. Additional consideration ("Deferred Consideration") shall be payable by the Company in accordance with the following and any future payments will be reflected as an increase in the purchase price as they fall due:

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

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

DECEMBER 31, 2001 AND 2000

2. If at any time on or before December 31, 2002, the cumulative sales revenues of PTL derived from third parties exceed $1,000,000, the Company shall issue the number of ordinary shares of common stock in the Company determined in accordance with the following provisions, price being the closing price of the Company's common stock on the relevant date:

      (i)   if the price is $2.50 or more - 100,000 shares

      (ii)  if the price is $1.66 or less - 150,000 shares

      (iii) if the price is between $1.66 and $2.50 - a figure equal to the result of dividing 250,000 by the price

As of December 31, 2001, these targets have not been met and no purchase price adjustments have been made.

Equity method of accounting

The Company's investment in the Healthy Forum Limited (`HF') is accounted for under the equity method of accounting whereby the investment is carried at the cost of acquisition adjusted for the Company's share of undistributed earnings or losses since acquisition. Advances to HF amounted to $904,400 and have been included in Equity Investments in the accompanying balance sheet as of December 31, 2001.

Subsequent to the reorganization of the share capital of HF on April 1, 2001 the Company exercised its option to purchase additional shares of common stock, increasing its shareholding to 46.6% from 29.9%. The net cash investment related to this option was $75,000.

Long-Lived Assets

The provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires, among other things, that an entity review its long lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Management does not believe that any such change in circumstances has occurred.

Income Taxes

The Company applies the deferred method of accounting for income taxes whereby deferred taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates to differences between financial statements carrying amounts and the tax bases of existing assets and liabilities.

Stock-based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation." As permitted by the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its employee share option plans. As a result, compensation expense related to options granted is measured based on the intrinsic value of the underlying common stock. See Note 11 for a summary of the pro-forma effects on reported net loss per share for the years ended December 31, 2001 and 2000 based on the fair value of options and shares granted as prescribed by SFAS No. 123.

Earnings Per Share

The Company applies SFAS No. 128 "Earnings Per Share". The adoption of SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share. Basic and diluted loss per common share were calculated based upon the net loss available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period. There are 3,700,000 stock options outstanding at December 31, 2001 (2000: 3,700,000) which are not included in the earnings per share calculation as they would be anti-dilutive.

Foreign Currency Translation

The  functional  currency  of  foreign  operations  is the local  currency.  The financial statements of the foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at year end for balance sheet accounts and the average exchange rate in effect during the year for revenue and expense accounts with currency translation adjustments reflected in other comprehensive loss in stockholders' equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the consolidated statement of operations. The foreign currency loss was $134,266 and $387,073 in 2001 and 2000, respectively.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

DECEMBER 31, 2001 AND 2000

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash investments and trade receivables. The Company has cash investment policies that limit investments to investment grade securities and marketable securities. The Company performs ongoing credit evaluations of its customers' financial positions.

In 2001, our top five customers accounted for 93% of total revenues, with Proctor and Gamble accounting for 43% and the four other customers (Boots, EcoProgress, Peter Black and VAX) contributed the remaining 50%.

In 2000, our top three customers (Proctor and Gamble, Boots and EcoProgress) accounted for 96% of total revenues.

Research and Development

Research and development costs are expensed as incurred.

Fair values of financial instruments

The fair values of financial instruments are deemed to be equivalent to the carrying amounts as cash and cash equivalents, bank overdraft, marketable securities, accounts payable and accounts receivable are short term items and readily convertible into cash.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on our financial statements.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangibles" ("SFAS No. 142"). SFAS No. 142 specifies financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets with indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and that the remaining amortization periods be adjusted accordingly. SFAS No. 142 also requires that previously recognized intangible assets deemed to have indefinite lives are to be tested for impairment. Goodwill recognized on or before June 30, 2001, is to be assigned to one or more reporting units and is to be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety. The Company is finalizing its evaluation of the effect that adoption of the provisions of SFAS No. 142 that are effective for January 1, 2002 will have on its results of operations and financial position.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which is effective October 1, 2003. SFAS No. 143 requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. The Company is currently assessing, and has not yet determined, the effect of SFAS No. 143 on its financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS 144 is effective October 1, 2002, but may be early adopted. SFAS No. 144 addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company is currently assessing the impact of SFAS 144 on its financial position and results of operations, but believes its adoption will not have a material impact on its results of operation or financial position.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, net of depreciation, and consist of the following:

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

DECEMBER 31, 2001 AND 2000

                                    Estimated
                                      2001         2000     Useful Lives
                                  -----------  -----------  ------------

Freehold property                 $   547,500  $   547,500    20 years
Leasehold improvements                230,610         --         7
Plant and machinery                   385,350      272,732       4
Office equipment                      638,886      222,743       4
Laboratory equipment                  106,974       60,448       6
                                  -----------  -----------
                                    1,909,320    1,103,423
                                  -----------  -----------
Less-Accumulated depreciation        (525,647)    (221,960)
                                  -----------  -----------
          Total                   $ 1,383,673  $   881,463
                                  ===========  ===========


The  depreciation   expense  was  $278,651  and  $134,120  for  2001  and  2000, respectively.

4. MARKETABLE SECURITIES

Marketable securities consist of the following:

                                                       2001            2000
                                                     -------          -------
       Consolidated EcoProgress Technologies Inc.   $210,630         $168,269
       Quoted UK investments                            --            194,134
                                                     -------          -------
                                                    $210,630         $362,423
                                                     =======          =======

The above investments are classified as trading securities and marked to market value at each period end, and any gain or loss is taken to the Statement of Operations.

5. INTANGIBLE ASSETS

                                               2001         2000
                                           -----------  -----------
Trademarks, licenses, patents              $ 1,368,569  $ 1,368,569
Less accumulated amortization                 (410,369)    (274,063)
                                           -----------  -----------
Net intangible assets                      $   958,200  $ 1,094,506
                                           ===========  ===========

The licenses were purchased from TruTona International, Inc., a related party as disclosed in Note 9 and are being depreciated in equal annual installments over a period of 10 years which is their estimated useful economic life. The amortization expense for the year was $136,306 and $137,783 for 2001 and 2000, respectively.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

                                                            2001          2000

Fusion prepaid deal costs                               $  630,728    $     --
Rent deposit                                               362,899          --
Warrants issued to third parties (see Note 12)             263,607     1,273,000
Series B preferred shares subscriptions due                   --         367,500
Prepaid expenses and other current assets                   98,953        98,672
                                                        ------------------------
                                                        $1,356,187    $1,739,172
                                                        ========================

7.  COMMITMENTS AND CONTINGENCIES

a)   OPERATING LEASE OBLIGATIONS

     On January 31, 2001 the Company signed a new lease agreement to lease new purpose built manufacturing facilities at a site known as Hostmoor, located in March, Cambridge, UK. Minimum future lease payments under the non-cancelable operating lease entered into for Hostmoor subsequent to December 31, 2001 are summarized as follows:

                                                                2001
                                                            -----------
                 2002                                       $   178,867
                 2003                                           178,867
                 2004                                           178,867
                 2005                                           178,867
                 2006                                           178,867
                 Thereafter                                   3,398,473
                                                            -----------
                                                            $ 4,292,808
                                                            ===========

Rental expenses under operating leases totaled $291,890 and $33,600 for the years ended December 31, 2001 and 2000, respectively.

b)   EMPLOYEE AGREEMENTS

     The Company has a number of agreements with directors and senior management which result in the following committed payments subsequent to December 31, 2001:

                                                                2001
                                                            -----------
                 2002                                       $   245,000
                 2003                                           245,000
                 2004                                            62,000
                                                            -----------
                                                            $   552,000
                                                            ===========

c)   BANK OVERDRAFT

     During 2001, the Company arranged a bank overdraft facility of $362,500 ((pound)250,000) with a UK bank which has been secured by a personal guarantee from one of the Company's executives.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

DECEMBER 31, 2001 AND 2000

8. INCOME TAXES

The Company does not have any income taxes payable in 2001 or 2000. The Company has net operating loss carry forwards of approximately $10,000,000 available in the U.S. and approximately $100,000 in the UK for 2001 available to carry forward against taxable profits in each country, subject to agreement with the relevant tax authorities. These net operating loss carry forwards begin to expire in the fiscal year ending 2015. The Company has provided a 100% valuation allowance against the deferred tax asset arising on the net operating losses due to the uncertainty of their ultimate realization.

9. RELATED PARTIES

The following table provides a breakdown of amounts due from and owed to related parties. A summary of the transactions is shown after the table:


                                           Amounts due from     Amounts owed to
                                            related parties     related parties
                                                 $                    $

Jade Partnership International, Inc.          390,703                   --
TruTona International, Inc.                    58,382                   --
Cavan Bickell (CEO of Healthy Forum)           35,000                   --
Directors                                          --              377,219
                                              -------              -------
                                              484,085              377,219
                                              -------              -------

The balance of $904,400 due from The Healthy Forum Limited (see below) is included within equity investments.

The amounts due to directors relates to unpaid compensation for services provided during 2001. Due to cash flow constraints these amounts could not be paid to the directors, but have been accrued for payment once the cash flow position improves.

The Jade Partnership International, Inc

     On April 1, 1998, the Company entered into a consulting and option agreement with The Jade Partnership International, Inc. ("Jade"), a Delaware Corporation. This agreement was canceled on March 31, 2000 and no further amounts will be paid by the Company to Jade. The Company received short term funding from Jade to meet bridge financing needs, and advances similar funding to Jade. Funds transferred to Jade exceeded monies received from Jade during 2001.

     Certain directors of the Company are controlling shareholders in Jade. The Company incurred management charges of nil (2000: $150,000) during the year. The balance due from Jade to the Company at December 31, 2001 was $390,703 (2000: $111,323).

TruTona International, Inc

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

     In connection with the acquisition of the above patents, licenses and trademarks, the Company has recognized license fee revenues of $133,600 (2000: $133,600) in the year relating to a previous license agreement between TruTona and Consolidated EcoProgress Technology Inc. that has been assigned to the Company.

     The Company has a balance of $58,382 (2000: $56,382) due to it from TruTona at December 31, 2001.

Consolidated EcoProgress Technologies, Inc

     Consolidated EcoProgress Technologies, Inc, ("EcoProgress"), is a related party by virtue of its shareholding in the Company.

     On April 5, 1999, the Company completed the sale of a license to EcoProgress, a Canadian company with securities traded on the Vancouver Stock Exchange. The license was sold for the sum of $1,500,000 and granted EcoProgress the exclusive right to manufacture, sell and distribute in the US a line of flushable and biodegradable disposable products utilizing the intellectual property that the Company recently acquired from TruTona International Inc (see above). EcoProgress paid $380,000 in cash and the remaining $1,120,000 was paid through the issuance of 1,066,666 shares of free trading common stock in EcoProgress at the market value of $1.05 per share. The value of the license is included within the deferred income balance and is being amortized to revenue over a period of ten years.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

DECEMBER 31, 2001 AND 2000

The Healthy Forum Limited

     The Healthy Forum aims to build a world leading and world-friendly brand in the complimentary medical and specialty food sectors. The product categories of the company will be feminine hygiene, beneficial foods and vitamins, minerals and supplements. During the year the Company increased its investment to 46.6% from its original holding of 29.9%.

     In addition to the equity investment the Company has loaned The Healthy Forum $706,400 in 2001 and $198,000 during 2000 to help fund working capital requirements. At December 31, 2001 the amount owed by The Healthy Forum to the group was $904,400 which is included in Equity Investments in the accompanying balance sheet.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

10.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Series A and B redeemable convertible preferred stock are recorded in the accompanying balance sheet outside the stockholders' equity section due to their mandatory redemption feature.

                                                                         Series A                   Series B
                                                                       redeemable                 redeemable
                                                            convertible preferred      convertible preferred
                                                                            stock                      stock
                                                            --------------------- --------------------------
Number of shares authorized                                      1,250,000                         3,750,000
                                                            ================================================

Shares outstanding at December 31, 2000                              2,000                           108,000

Number of shares issued during year                                   --                             422,720
Number of shares converted during year                                --                            (363,720)

                                                           -------------------------------------------------
Shares outstanding at December 31, 2001                              2,000                           167,000
                                                           =================================================

Subscription price per share                                $         1.00            $                 2.50

Value based on redemption rate
at December 31, 2001                                        $        3,900            $              602,970


Proceeds from issuance                                      $         --              $            1,424,300

Conversion date and rate to common shares

From January 1, 2001 to December 31, 2001                            1:0.5           1:1.0 (issued in 2000)
                                                                                     1:2.5 (issued in 2001)

From January 1, 2002 to December 31, 2002                             --             1:0.5 (issued in 2000)
                                                                                     1:1.0 (issued in 2001)

From January 1, 2003 to December 31, 2003                             --             1:0.5 (issued in 2001)


Expiry of conversion rights                                     12/31/2001      12/31/2002 (issued in 2000)
                                                                                12/31/2003 (issued in 2001)
Conversion at discretion of                                         Holder          Holder

Redemption date and amount per share
From January 1, 2001 to December 31, 2001                   $        1.95                    $         3.91
From January 1, 2002 to December 31, 2002                   $         --                     $         4.88
From January 1, 2003 to December 31, 2003                   $         --                     $         5.19

Redemption at discretion of                                       Company                           Company
Mandatory redemption date                            After March 31, 2002              After March 31, 2003
Mandatory redemption price                                $          2.07                   $          5.19
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

Voting rights                                                        None                              None
Preferential liquidation rights                                      None                              None

A charge has been accreted to accumulated deficit to reflect the $0.95 premium on Series A redeemable convertible preferred shares and the $1.41 premium on Series B redeemable convertible preferred shares.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

11.  STOCK OPTION PLAN

The Company granted 3,000,000 stock options to executives on January 25, 1999 and a further 700,000 on November 27, 2000. The options vest immediately and have a life of three years and five years respectively.

The following table summarizes information about stock options outstanding at December 31, 2001.

                                                 Number            Weighted
                                        outstanding and             average
                                      exercisable as of           remaining
      Date of grant   Exercise price  December 31, 2001    contractual life
     --------------   --------------     ---------------   ----------------
   January 25, 1999         $    0.35           600,000             25 Days

   January 25, 1999         $    0.75           600,000             25 Days

   January 25, 1999         $    1.25           600,000             25 Days

   November 27, 2000        $     1.5           700,000             4 years

   January 25, 1999         $    1.75           600,000             25 Days

   January 25, 1999         $    2.25           600,000             25 Days
                                            ----------
                                              3,700,000
                                             ==========

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

Pro-forma information regarding net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee share options and the options granted by shareholders under the fair value method consistent with the method prescribed by that Statement. The fair value of these options was estimated at the date of grant using the
Black-Scholes option-pricing model with the following weighted average assumptions for 2001:

         - risk-free interest rate of 7%;

         - dividend yield of 0%;

         - volatility factor of 100%; and

         - an expected life of the option of three years and five years for 1999 and 2000 grants respectively.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


Had the Company's option plan and the options granted to stockholders been accounted for under SFAS No. 123, the Company's charge to income for 2001 would have been $nil (2000: $773,903). Net loss and loss per share would have been increased to the following pro-forma amounts.

                                                                                       Year ended          Year ended
                                                                                      December 31,        December 31,
                                                                                          2001                2000
                                                                                      -----------         -----------
       Pro-forma net loss applicable to common shareholders                           ($7,681,978)        ($7,714,254)
       Pro-forma net loss per share applicable to common stockholders
          - basic and diluted                                                              ($0.17)             ($0.19)
                                                                                      ===========         ===========

12.  WARRANTS

On December 1, 2000 the company issued 5,311,158 warrants to a third party to acquire shares of common stock at any point after the date of issuance at an exercise price of $1.50. The consideration for these warrants was an undertaking from the third parties to provide sales and consultancy services with particular focus on retail and distribution in the Muslim states. The warrants were valued in accordance with the guidance in EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" at a value of $1.3 million and recorded as a prepaid expense in the balance sheet. However, due to changes in the market value of the shares the value of the warrants has fallen to nil. As a result the $1.3 million credited to additional paid-in capital and the remaining prepaid expenses have been reversed in 2001. The $138,000 that had been expensed to the Statement of Operations, $55,000 of which was recorded in 2000, has also been reversed in 2001.

On December 1, 2001 the Company cancelled the above agreement and a new agreement was executed. This agreement related to the issuance of 2,522,800 warrants to the same third party to acquire shares of common stock at any point after the date of issuance at an exercise price of $0.50. These warrants have a value of $575,142 of which $311,535 has been expensed in the Statement of Operations in 2001. The balance of $263,607 is recorded as a prepaid expense and will be released during 2002. The value of these new warrants is being spread over the same period as the cancelled options since these warrants have been issued as a replacement for the originals due to movements in the market price of the Company's common stock.

13.  SUBSEQUENT EVENTS

On March 28, 2002, the Company sold its Norwood Road Property to Healthy Forum for [POUND]295,000, including chattel. The Company has recorded an interest bearing Promissory Note issued by THF for the entire purchase amount, the terms of which provided for monthly payments beginning in May, 2003 and, at the issuer's option, payments in the form of shares of THF common stock.

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

10.26 Agreement for Supply of Prototype Machine, dated July 24, 2000 between the Company and Peter Black (7)
10.27 Machine Supply Agreement, dated July 24, 2000 between the Company and Peter Black (7)
10.28 Patent License Agreement, dated July 24, 2000 between the Company and Peter Black (7)
10.29    Guarantee by BTL in favor of Peter Black, dated July 24, 2000 (7)
10.30    Option Agreement - Barry J. Muncaster (7)
10.31    Option Agreement - Edward Nowak (7)
10.32    Option Agreement - Gregory L. Bowers (7)
10.33    Option Agreement - Graham R.M. Hind (7)
10.34    Option Agreement - James T.C. Longley (7)
10.35    Option Agreement - Larry C. Shattles (7)
10.36    Option Agreement - Malcolm D. Brown (7)
10.37    Stock Purchase Agreement - Fusion Capital (7)
10.38    Premises lease - Hostmoor property (8)
10.39    Agreement to lease - Hostmoor property (8)
10.40 Agreement for Supply of Prototype Machine, dated July 10th, 2001 between the Company and Farmasierra, S.A. (8)
10.41 Machine Supply Agreement, dated July 10th, 2001 between the Company and Farmasierra, S.A. (8)
10.42 Patent License Agreement, dated July 10th, 2001 between the Company and Farmasierra, S.A. (8)
10.43 Film Supply Agreement, dated July 10th, 2001 between the Company and Farmasierra, S.A. (8)
10.44 Consultant Supply Agreement, dated July 10th, 2001 between the Company and Farmasierra, S.A. (8)
10.45    2002 Common Stock Offering of up to 600 units, including warrants (8)
99.1     Letter to commission pursuant to temporary Note 3T

(1) Filed as an exhibit to the Company's Registration Statement on Form 10-SB dated August 23,1994, or October 21, 1994 (Registration No. 0-24736).
(2) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1995.
(3) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1996.
(4) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1997.
(5) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1998.
(6) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1999.
(7) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 2000.
(8)   Filed herewith.

(b)   Forms 8-KSB: None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, United Kingdom as of the 16th day of April, 2002.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
(Registrant)


                                /s/ Barry J. Muncaster
                                -----------------------------------------------
                                Barry J. Muncaster, Chief Executive Officer
                                and Chairman

                                /s/ James T.C. Longley
                                -----------------------------------------------
                                James T.C. Longley, Chief Financial
                                and Accounting Officer, Secretary and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of the 16th day of April, 2002.


                                /s/ Barry J. Muncaster
                                ------------------------------------------------
                                Barry J. Muncaster, Director

                                /s/ James T.C. Longley
                                ------------------------------------------------
                                James T.C. Longley, Director

                                /s/ Malcolm Brown
                                ------------------------------------------------
                                Malcolm Brown, Director

                                /s/ Robert G.M. Hind
                                ------------------------------------------------
                                Robert G.M. Hind, Director

                                /s/ Gregory L. Bowers
                                ------------------------------------------------
                                Gregory L. Bowers, Director

                                /s/ Larry C. Shattles
                                ------------------------------------------------
                                Larry C. Shattles, Director