Form 10-Q
period 2002-03-31
BIOPROGRESS TECHNOLOGY INTERNATIONAL INC
filed 2002-05-21
CIK 928958

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2002 or

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 (770) 649-1133
              (Registrant's telephone number, including area code)

                                   ----------

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

         Consolidated Balance Sheets for March 31, 2002 and
         December 31, 2002.....................................................1

         Consolidated Statement of Operations for the three months ended
         March 31, 2002 and 2001...............................................2

         Consolidated Statement of Cash Flow for the three months ended March
         31, 2002 and 2001 ....................................................3

Notes to Financial Statements (unaudited)......................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........12

PART II - OTHER INFORMATION...................................................12

Item 6.  Exhibits and Reports on Form 8-K.....................................12

         SIGNATURES...........................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED) MARCH 31, 2002

                                                                   March 31, 2002    December 31, 2001
                                                                   --------------    -----------------
                                                                      $                    $
CURRENT ASSETS
Cash and cash equivalents                                                  96,236                5,851
Marketable securities                                                     231,080              210,630
Accounts receivable                                                       125,014              193,388
Amounts due from related parties                                          457,574              484,085
Subscription receivable                                                    91,928                   --
Prepaid expenses and other current assets                               1,308,096            1,356,187
                                                                      -----------          -----------

Total current assets                                                    2,309,928            2,250,141

FIXED ASSETS
Property, plant and equipment, net                                        696,760            1,383,673

EQUITY INVESTMENTS, net                                                   925,890              559,377

INTANGIBLE ASSETS
Licenses, net                                                             924,124              958,200
Goodwill, net                                                           4,747,213            4,914,919
                                                                      -----------          -----------
TOTAL ASSETS                                                            9,603,915           10,066,310
                                                                      ===========          ===========
CURRENT LIABILITIES
Bank overdraft                                                            348,096              332,738
Accounts payable                                                        1,028,950              749,594
Amounts owed to related parties                                                --              377,219
Accrued expenses and other current liabilities                          1,390,485              880,550
Deferred revenue                                                        1,293,500            1,326,900
                                                                      -----------          -----------
Total liabilities                                                       4,061,031            3,667,001
                                                                      -----------          -----------

Redeemable convertible preferred stock, Series A, par value $1.00           4,140                3,900
Redeemable convertible preferred stock, Series B, par value $2.50         764,960              602,970
                                                                      -----------          -----------
                                                                          769,100              606,870
                                                                      -----------          -----------

STOCKHOLDERS' EQUITY Common stock, $0.001 par value:
75,000,000 shares authorized 48,311,027 shares issued
and outstanding (2001: 47,631,527)                                         48,311               47,632

Additional paid-in capital                                             25,176,371           24,724,050
Accumulated deficit                                                   (20,725,113)         (19,103,570)
Accumulated other comprehensive gain                                      274,215              124,327
                                                                      -----------          -----------
TOTAL STOCKHOLDERS' EQUITY                                              4,773,784            5,792,439
                                                                      -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              9,603,915           10,066,310
                                                                      ===========          ===========
THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS


           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended March 31,
                                                                        2002            2001
                                                                   $              $

Net revenues                                                           112,211        405,152
COSTS AND EXPENSES
Costs of revenues                                                       47,405         80,117
Research and development                                                19,865        599,406
Professional fees                                                      194,985        285,200
Realized and unrealized (profit) loss on marketable securities         (20,450)       253,119
Loss on disposal of fixed assets                                       216,252             --
General and administrative expenses                                  1,018,487      1,422,076
                                                                   -----------    -----------
Total cost and expenses                                              1,476,544      2,639,918
                                                                   -----------    -----------
Loss from operations                                                (1,364,333)    (2,234,766)
Share of loss from equity investment                                   (81,865)      (106,979)
                                                                   -----------    -----------
Net loss                                                            (1,446,198)    (2,341,745)
Dividend payable and accretion of preferred stock                     (175,345)       (85,020)
                                                                   -----------    -----------
Net loss applicable to common stockholders                          (1,621,543)    (2,426,765)
                                                                   ===========    ===========
Net loss per common share                                                (0.03)         (0.05)
                                                                   ===========    ===========
Weighted average number of common shares outstanding                47,770,968     45,611,541
                                                                   ===========    ===========

THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS.

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW

                                                                            (Unaudited)
                                                                   Three months ended March 31
                                                                        2002           2001
                                                                  $               $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            (1,446,198)     (2,341,745)

Adjustments to reconcile net loss to net cash
used in operating activities
Goodwill written off                                                   167,706              --
Depreciation and amortization                                          196,943         253,925
Share of loss of associate                                              81,865         106,979
Realized and unrealized (profit) loss on marketable securities         (20,450)        173,674
Loss on disposal of fixed assets                                       216,252              --


Changes in operating assets and liabilities:
Decrease in accounts receivable                                         68,374         360,909
Decrease (increase) in amounts receivable from related parties          26,511        (404,959)
Increase in prepaid expenses and other current assets                   48,091          11,956

Decrease in deferred revenue                                           (33,400)       (299,205)
Increase in accounts payable                                           279,358         450,116
Increase in accrued expenses and other current liabilities             148,074          76,219
                                                                  ------------    ------------

Net cash used in operating activities                                 (266,874)     (1,612,131)
                                                                  ============    ============

Cash flows from investing activities:
Purchases of property and equipment                                   (112,584)       (195,252)
Purchase of investments                                                     --        (214,823)
Dividends paid                                                         (13,118)             --
Amounts advanced to equity investment                                  (28,000)       (383,000)
                                                                  ------------    ------------

Net cash used in investing activities                                 (153,702)       (793,075)
                                                                  ============    ============

Cash flows from financing activities:

Proceeds from sale of preferred stock                                       --         416,684
Proceeds from sale of new units                                        361,072              --
                                                                  ------------    ------------
Net cash provided by financing activities                              361,072         416,684
                                                                  ------------    ------------
Effects of exchange rate changes on cash and cash equivalents          149,886         232,672
                                                                  ------------    ------------
Net increase (decrease) in cash and cash equivalents                    90,385      (1,755,850)

Cash and cash equivalents, at beginning of period                        5,851       3,818,717
                                                                  ------------    ------------
Cash and cash equivalents, at end of period                             96,236       2,062,867
                                                                  ============    ============

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

                    Notes to Financial Statements (Unaudited)

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial condition of registrant have been included.

Note 1. A summary of significant accounting policies is currently on file with the U.S. Securities and Exchange Commission in registrant's Form 10-KSB, which is incorporated herein by reference. Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

Note 2. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 3. In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (FAS 141) and No. 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The Company has applied the provisions of FAS 142 in this period. The following table shows the effect of adopting this standard:

                                                      2002              2001

            Reported net loss                      $1,446,498       $ 2,341,745
            Goodwill amortization                     169,544          (169,544)
                                                   ----------       -----------
            Adjusted net loss                      $1,615,742       $ 2,172,201
                                                   ==========       ===========

            Reported net loss per common share     $     0.03       $      0.05
            Goodwill amortization                          --                --
                                                   ----------       -----------
            Adjusted net loss per common share     $     0.03       $      0.05
                                                   ==========       ===========

Note 4. During the first quarter the Company has entered into agreements with various accredited investors for the issue of 679,500 shares common stock and 1,359,000 warrants, exercisable at various prices for a term of five years, for cash consideration totaling $453,000, of which $361,072 was received in the first quarter of 2002. The balance of $91,928 was received in the first week of the second quarter. The agreements are pursuant to an offering by the Company for the sale up to 600 "units" of its equity at a price of $5,000 per unit. Each unit is comprised of 7,500 shares of unregistered common stock and 6 warrants, each such warrant expiring on December 31, 2006 and each exercisable for 2,500 common shares at purchase prices which range from $1.00 up to $10.00. The Company has committed to have declared "effective" the registration of the common shares issued in this offering by September 30, 2002, or otherwise issue an additional 1/10th unit (to a maximum of 90%) for each full month beyond that date through such time as declaration of effectiveness has been achieved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this Quarterly Report on Form 10-Q, including certain statements in this section, are forward-looking. In addition, from time to time, we may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under Risk Factors in the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2001, which are:

      o our limited operating history makes evaluating our business difficult,

      o our quarterly operating results may fluctuate significantly and you should not rely on them to predict our future performance,

      o our business may suffer if new customers do not accept our product offerings,

      o we depend on a few industries for most of our sales, and we may not be successful in expanding beyond those limited markets,

      o the loss of one of our largest customers could cause our revenues to drop quickly and unexpectedly,

      o     we depend upon licenses with manufacturers for revenues,

      o we need additional cash to operate our business and our viability as a going concern is uncertain,

      o our stock price or our business could be adversely affected if we are not able to efficiently integrate acquisitions; competition could reduce our market share and harm our business; we need to continually develop new products or we risk technological obsolescence,

      o we have a limited ability to protect our intellectual property rights and others could infringe on or misappropriate our proprietary rights,

      o     we depend on key personnel for our success,

      o our founders, officers and principal stockholders have substantial control over our voting stock and have the ability to make decisions that could adversely affect our stock price,

      o     we may be subject to future product liability claims,

      o our common stock price is likely to be volatile and could drop unexpectedly,

      o if we fail to maintain our OTC Bulletin Board listing, liquidity of your investment will be adversely affected,

      o and under certain circumstances, our common stock may be considered a penny stock which could negatively impact the market for our common stock.

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

OVERVIEW

As used in this Item 2, "the Company", "we", "us" and "our" means BioProgress Technology International, Inc. (BioProgress) and its consolidated subsidiaries. We are a development stage company engaged primarily in the research, development, manufacturing, marketing, sales and distribution of products that use water soluble and biodegradable films for the dietary supplement, pharmaceutical, recreational and cosmetic industries and other applications. Our research and development operations are located in the United Kingdom. During 2000 and 2001, our primary focus remained on the development and commercialization of our unique and proprietary process, the XGel(TM) Film System (XGel(TM) FS).

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

We arranged a bank overdraft with Barclays Bank PLC for (pound Sterling) 250,000, secured by a personal guarantee given by Barry Muncaster, our Chief Executive Officer. We also expect to receive clearance from the Internal Revenue Service during our 2002 second quarter in respect of U.S. withholding tax on our licenses, which will enable the receivable due from Peter Black Healthcare Limited (Peter Black), one of our licensees, to be collected and which will be a blanket clearance for all licenses written of a similar nature.

Our Company's directors and the directors of all of our operating subsidiaries have taken a 66.6% pay cut for the twelve month period commencing July 1, 2001, after which period the salaries will be reviewed. The London office, opened in early 2001, has been closed and the Norwood Road premises were leased, then sold this quarter to The Healthy Forum Limited. Stronger and improved internal financial controls have been implemented and expenditure has been cut back deeply on all except projects of the highest priority. We have gradually reduced cash burn from operations throughout the final six months of 2001 and we intend to closely control and plan our cash outlay moving forward. We believe that we continue to manage our working capital effectively.

As a result of the foregoing, together with our revised financial projections, we are seeking to raise an additional maximum of $3 million by way of the issue of unregistered common stock and warrants, which will enable us to reach operational cash flow break-even, estimated at between 9 to 12 months from now. We believe that this amount may prove conservative and that, barring any protracted delays in commissioning the first deliverable

XGel(TM) FS, such funds will be sufficient for current plans. Based on actual sales to investors in 2002 through the date of this filing, management believes that it will be able to raise necessary funds.

                              RESULTS OF OPERATIONS

                                     SUMMARY

Our results for the quarter ended March 31, 2002 show that we recorded certain license fees and other income derived from agreements signed in respect of our XGel(TM) FS. The majority of our revenue results from recognition of previously deferred income. Other sources of income were fees for research and development work and accrued royalties in respect of the license sold to Consolidated EcoProgress Technologies ("EcoProgress") (VSE:CES). The decreased operating loss of $1,364,333 in the first quarter of 2002, as compared to $2,234,766 in the first quarter of 2001, primarily consists of research and development expenditures, administration costs and certain non-cash items, such as depreciation, and foreign exchange gains. The expenditure incurred by our research and development facility located in the United Kingdom has decreased to $557,829 in the first quarter of 2002, as compared to $1,250,061 in the first quarter of 2001, as a direct result of management's operational review throughout the final six months of 2001 and consolidation of operations and cost. The results reflect the Company's continuing efforts to commercialize its XGel(TM) FS, both in North America and Europe.

Our finances remain on budget notwithstanding the reversal from a cash balance to a net overdraft of $251,860, which is secured by a personal guarantee given by Barry Muncaster. We believe that during the course of the next twelve months, our plans and the business model, together with the planned issue of up to $3 million of unregistered common stock and warrants, and sale of common stock to Fusion Capital, will ensure that we will be able to continue to commercialize our XGel(TM) FS and that our financial health will strengthen. Funds generated are expected to arise from agreements already signed, the signing of further agreements, cash from receivables, receipt of funds from Jade Partnership International, Inc. (Jade) and The Healthy Forum, in repayment of their respective loans from us, our sale of unregistered common stock and warrants, and sale of stock to Fusion capital during the forthcoming periods.

CONSOLIDATED STATEMENT OF OPERATIONS

The Company's operations were streamlined during the first quarter of 2002 and are expected to remain stabilized at current levels in terms of manpower, premises and other overhead throughout 2002. This has resulted in overall slight decreases in all material headline figures in the profit and loss account.

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

The Company's total revenues decreased to $112,211 from $405,152 in the first quarter of 2001, a decrease of 72%. A number of factors contributed to the decrease in total revenues in the first quarter of 2002 compared with the corresponding period in 2001, in that the only revenues generated in the first quarter of 2002 were from the receipt of ongoing research and development contributions from its Canadian licensee, EcoProgress, for the Trutona International, Inc. products and deferred income from contracts entered into during 2000.

The following is a summary of major contracts signed during 2001 and the first quarter of 2002 that have not yet had a major impact on the revenues of the Company but are expected to lead to the generation of material revenues later in 2002 and 2003.

On July 25, 2000, we announced that we had licensed our XGel(TM) FS to Peter Black. Peter Black is a wholly owned subsidiary of Peter Black Holdings (LSE:
BKP). Peter Black is the United Kingdom's leading supplier and largest manufacturer of private label vitamin, mineral and herbal supplements. In addition, it owns several leading supplement brands and the United Kingdom's No. 2 Direct Marketing Brand. The license grants Peter Black exclusive use of the XGel(TM) FS to produce and sell dietary supplements and non-prescription medicines within the

United Kingdom and Republic of Ireland. In addition, Peter Black has conditional exclusivity to serve as a contract manufacturer of dietary supplements and non-prescription medicines within member states of the European Economic Community and the European Free Trade Association. The license is in respect of one XGel(TM) FS. Additional XGel(TM) FS, if and when ordered by Peter Black, will require the purchase of additional licenses. Consideration paid for the license remains confidential at this time. In addition, an annual license fee is payable in respect of the license for the period of ten years or the life of the patent, whichever is the longer term. We have recognized no revenues to date in respect of the Peter Black agreements, as certain revenue recognition criteria have not yet been met. All cash received to date is included within the deferred income balance at March 31, 2002. On March 26, 2002 subsequent to the period of this report, we announced that Peter Black Healthcare Limited had accepted the XGel(TM) Film System under contract. Further, that such acceptance had triggered a contract for a second system. In addition, we announced that Peter Black Healthcare Limited had executed an option to acquire 5 NRobe(TM) versions of the XGel(TM) Film System. Subsequent to this announcement and prior to the date of this report, Peter Black Healthcare increased to 10 the number of NRobe(TM) XGel(TM) Film Systems under option.

During June 2001, we commenced user trials of our flushable and biodegradable ostomy pouch. We believe that initial feedback from users is extremely encouraging. As a result of the feedback received during Q3 of 2001, we produced a large batch of ostomy pouches in order to expand the number of trials with a view toward collecting sufficient data to determine the efficacy of the current design. During the period covered by this report, and following receipt and study of the data collected from trials during Q4 of 2001, we determined that our ostomy pouch has sound commercial potential. We are currently investigating various commercial prospects for the ostomy pouch including, but not limited to the sale of a distribution license to one of the world's leading companies in the ostomy product market.

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

On March 28, 2002, following 18 months development work and evaluation studies, we executed an agreement with Worldwide Consumer Medicines, a division of Bristol-Myers Squibb Company, in respect of a novel application of the XGel(TM) FS. For commercial reasons the specific products and categories are confidential.

On April 2, 2002 we announced that we executed stage three of our first Product Development Agreement with Boots following successful consumer acceptability trials of the newly developed products. The Product Development Agreement was first executed in October 2000 and proceeded to stage two during November of last year. The aim of the Product Development Agreement is to develop a range of innovative new consumer products utilizing our unique XGel(TM) FS encapsulation technology. For commercial reasons the specific products and categories are confidential.

We are continuing to work with major international corporations engaged in pharmaceuticals, consumer durables and confectionery products to determine the suitability of the XGel(TM) FS to replace traditional encapsulation processes and, in some cases, to facilitate new product development not possible with competitive technologies.

                                COST OF REVENUES

Our cost of revenues decreased from $80,117 in 2001 to $47,405 in 2002. The cost for 2002 primarily consisted of expenditures made by our recently acquired (in
2001) ProDesign Technologies Limited division, including direct labor of $25,643. The remaining expense in 2002 included materials purchased by PTL in satisfaction of a consulting contract and direct materials purchased for use in the XGel(TM) film system. The cost for the 2001 quarter were primarily comprised of direct labor and materials cost related to development contracts, the largest being our collaboration with Proctor and Gamble in development of XGel(TM) FS variants. We do not expect to incur material cost of revenue expense until we begin shipment of XGel(TM) FS to customers, or unless we enter into additional revenue based consulting and development agreements with our customers.

                      RESEARCH AND DEVELOPMENT EXPENDITURE

Research and development expenditure in first quarter of 2002 decreased by 97% from $599,406 in 2001 to $19,865 in 2002. The reason for the decrease in 2002 is a result of the increased research and development efforts, not currently funded by customers, in developing new variations of the XGel(TM) FS- specifically, the ingestible products prototype machines and film developments. During 2002 and the latter quarters of 2001, we took several major steps toward commercializing the XGel(TM) FS. During 2002 and 2001, we have expensed as operating costs most continuing research and development expenditures not funded by customers, and intend to capture as cost of revenues only those expenses directly related to inventory of equipment and sale thereof and identifiable costs of consulting engagements.

                                PROFESSIONAL FEES

Professional fees decreased by 32% to $194,985 in first quarter of 2002 from $285,200 in the first quarter of 2001. The amount during 2001 is caused largely by increased corporate advice fees related to leverage of our capital structure and other potential equity transactions.

        REALIZED AND UNREALIZED (PROFIT) LOSS ON MARKETABLE SECURITIES.

A gain of $20,450 was incurred during the first quarter of 2002 as compared to a loss of $253,119 in 2001. We have now disposed of the majority of our holdings in marketable securities, with EcoProgress comprising the only remaining investment. The holdings in 2001 were sold to provide working capital and the downwards movements in the capital markets meant that significant losses were realized.

                        LOSS ON DISPOSAL OF FIXED ASSETS

In connection with the sale on March 28th, 2002 of our Norwood Road property to The Healthy Forum Limited, we recorded a loss on disposal of certain freehold, furniture and fixtures totaling $216,252 during the 2002 first quarter. The company sold assets with a net book value of $636,626 for total consideration of $420,374. This consideration was in the form of a note receivable.

                       GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses have decreased to $1,018,487 in the first quarter of 2002 from $1,422,076 in the first quarter of 2001, a decrease of 28%. The material balances classified within general and administrative expenses are discussed below:

Directors and senior management costs. Payments in relation to directors and senior management services have decreased to $132,397 during the first quarter of 2002 from $510,228 during the first quarter of 2001. Since July 1, 2001, the salaries of directors were cut by two thirds and all bonus provisions reversed for a period of twelve months, at which time the salaries will be reviewed again. Management also continues to pursue other cost cutting measures, and has accepted of resignation from our Chief Financial Officer, James T.C. Longley, subsequent to the 2002 quarter end. Mr. Longley's responsibilities are being absorbed by both existing personnel and an outsourced consultant for the foreseeable future, which is expected to result in lower cost overall during our upcoming second quarter.

Amortization and depreciation. Amortization and depreciation costs have increased in the first quarter of 2002. The charge during the first quarter of 2002 was $364,649 compared to $253,925 in the first quarter of 2001. The increase is due in part to increased depreciation resulting from higher fixed asset levels which have resulted from our purchase of ProDesign Technology Limited ("PTL") in June of 2001, but also due to the write-off of the goodwill of $167,706 which arose upon that acquisition. Such write-off was deemed appropriate in the current quarter as a result of the significantly reduced headcount, revenue and operations of the PTL division. The charge for amortization of goodwill that arose following the reverse acquisition of Bioprogress Technology Limited in 1998 in 2002 is $nil compared to $169,544 in 2001. The Company has applied the provisions of SFAS 142 and accordingly has not booked any amortization in respect of this goodwill as no impairment has occurred.

Staff related costs. Staff related costs, which consist primarily of salary costs (other than directors and senior management), recruitment, and traveling have increased to $236,159 in 2002 from $238,770 in 2001. This increase is a result of increases in the headcount as we develop different variations of the XGel(TM) FS and an increase in traveling costs.

Other general and administrative costs. Other costs within the general and administrative area have decreased to $285,282 in the first quarter of 2002 from $419,153 in the first quarter of 2001. The following are the major reasons for the changes:

Foreign exchange losses during the first quarter of 2002 were $124,904 . In the comparable quarter of 2001, foreign exchange losses were $320,631. As cash balances have been reducing, the Company has not been as adversely affected by adverse foreign currency fluctuations.

Other expenses within this category, which include such items as office overheads (rent, stationery, maintenance and similar categories) decreased in line with expectations due to the Company's review of operations in 2001 and implementation during 2002.

General administration charges are likely to stabilize or slightly decrease during the forthcoming quarters of 2002 as a result of our review of operations and cost reduction measures and controls implemented in late 2001. We continue to make efforts to minimize day-to-day overheads and periodic reviews of overhead costs continue to be undertaken internally.

                              LOSS FROM OPERATIONS

The result of the above is that a loss from operations of $1,364,333 was generated in the first quarter of 2002 compared to a loss of $2,234,766 in the first quarter of 2001, which represents a decrease of 39%. We expect that costs will stabilize or slightly decrease during the forthcoming quarters as a result of management review of operations and cost reduction measures and controls implemented in late 2001 and as the frequency in delivery of machines increases. There is currently $1,293,500 of deferred income that is expected to be released during 2002 and beyond as revenue recognition criteria are met.

                       SHARE OF LOSS OF EQUITY INVESTMENT

During 2000, we invested an initial $50,000 in The Healthy Forum. We continue to offer financial support by way of loan. The Healthy Forum has been formed to build a global well-being brand in the complimentary medical and specialty food sectors. The principal products of The Healthy Forum are feminine hygiene, beneficial foods and vitamins, minerals and supplements. During the first quarter of 2002, we have taken a charge to profit and loss in respect of our share of the losses of The Healthy Forum of $81,865, as compared to $106,979 in the first quarter of 2001. In April 2001, we invested an additional $75,000 in The Healthy Forum increasing our shareholding from 29.9% to 46.6%. Additionally, we provided The Healthy Forum with cash loans throughout since that time, including first quarter, 2002 advances totaling $28,000, and accepted a note receivable for 420,378 for their purchase on March 28, 2002 of our property at Norwood Road, March, Cambridgeshire, UK. Comparatively, we loaned The Healthy Forum an additional $130,500 during the first quarter of 2001.

                           PROVISION FOR INCOME TAXES

No provision has been made for income taxes in 1999, 2000 or 2001 or the first quarter of 2002 as a result of the losses we have incurred. We have provided a 100% valuation allowance against the deferred tax asset arising on the net operating losses due to the uncertainty of their ultimate realization.

                 DIVIDENDS PAYABLE AND ACCRETION OF COMMON STOCK

During the first quarter of 2002 a charge of $162,230 was recorded, as compared to $85,020 for the first three months in 2001, for accretion of preferred stock to increase the loss available to common shareholders. This is incurred due to a substantially increased issuance of Series B Preferred Stock during 2001, with the difference that arises between the subscription price and redemption value being charged to equity. Dividends of $13,115 were paid during the first quarter of 2002 compared to nil in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, we have financed our operations primarily through the sale of preferred stock to accredited investors. As at March 31, 2002 and December 31, 2001, we had a net bank overdrafts which totaled $251,860 and $326,887, respectively, compared to cash and cash equivalents of $2,062,867 on March 31, 2001.

During the first quarter of 2002, we received $nil from sale of Series B Preferred Stock shares at par value as compared to $416,684 from the sale of Series B Preferred Stock during the first quarter of 2001. These proceeds have been used for general working capital purposes, including research & development and the building, design and upgrade of further plant and machinery for our new Hostmoor location.

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

Starting in February, 2002 and through May 8th, 2002, the Company has entered into agreements with various accredited investors for the issue of 807,750 shares common stock and 1,615,500 warrants, exercisable at various prices for a term of five years, for cash consideration totaling $538,500, of which $361,072 was received in the first quarter of 2002. The agreements are pursuant to an offering by the Company for the sale up to 600 "units" of its equity at a price of $5,000 per unit. Each unit is comprised of 7,500 shares of unregistered common stock and 6 warrants, each such warrant expiring on December 31, 2006 and each exercisable for 2,500 common shares at purchase prices which range from $1.00 up to $10.00. The Company has committed to have declared "effective" the registration of the common shares issued in this offering by September 30, 2002, or otherwise issue an additional 1/10th unit (to a maximum of 90%) for each full month beyond that date through such time as declaration of effectiveness has been achieved.

Subsequent to the period of this report, we received $600,000 from our customers in respect of various agreements executed during the period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

                         FOREIGN CURRENCY EXCHANGE RISK

With sales and services offices in the United States and the United Kingdom, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposure has been non-dollar-denominated operating expenses and sales by our U.K. subsidiary. The introduction of the Euro as a common currency for members of the European Monetary Union, of which the United Kingdom is not a member, occurred in January 1999. To date, we have not seen any impact of the Euro on foreign exchange exposure. We are prepared to hedge against fluctuations in the British Sterling, Euro or other foreign currency if the exposure becomes material. As of March 31, 2002, our material non-dollar-denominated assets and liabilities primarily consisted of cash, accounts receivable and accounts payable denominated in British Sterling.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

The following exhibits are included herein:

3.1 (c)     Articles of Incorporation and Amendments. (4)

3.1 (d)     Articles of Incorporation and Amendments. (5)

3.2 (b)     Bylaws. (2)

4.1         Specimen stock certificate. (1)

10.1 =Partnership Agreement dated October 20, 1993, among the Company, Costner Industries, Inc., a California corporation, Jack Bitterly and Steve Bitterly. (1)

10.2 Asset Purchase Agreement dated October 20, 1993, among the Company, the Partnership, Jack Bitterly, Steve Bitterly, Bruce Swartout, U.S. Flywheel, Inc., a California corporation and Sunbird Technologies, Inc. (1)

10.3 U.S. Flywheel Systems Unit Purchase Agreement dated July 16, 1994, between the Company and Costner Industries, Inc. (1)

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

10.15       Employment Agreement - Malcolm D. Brown (5)

10.16       Employment Agreement - Edward I. Nowak (5)

10.17       Employment Agreement - Graham Hind (5)

10.18 Professional Services Agreement - The Jade Partnership International, Inc. (5)

10.19       Professional Services Agreement - Company and Ormiston-Gore
            Limited (5)

10.20 Professional Services Agreement - BTL and Ormiston-Gore Securities Securities Limited (5)

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

(8) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 2001.

b. Form 8-K

The Company did not file any current report on Form 8-K during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   BioProgress Technology International, Inc.
                                  (Registrant)


Date: May 20, 2002                  By:  /s/ Barry J. Muncaster
                                         ---------------------------------------
                                                   Barry J. Muncaster
                                                 Chief Executive Officer
                                          (Signing on behalf of the registrant
                                           and as principal financial officer)

                                  End of Filing