Form 10-Q
period 2002-06-30
BIOPROGRESS TECHNOLOGY INTERNATIONAL INC
filed 2002-09-13
CIK 928958

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2002 or

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

As of September 13, 2002 there were 48,804,777 shares of common stock outstanding. (**Includes 1,062,750 from "units" issued, and 103,000 resulting from conversion of Preferred A and B shares in 2002.)

                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION ............................................   2

Item 1.  Financial Statements (Unaudited) .................................   2

         Consolidated Balance Sheets for June 30, 2002 and
         December 31, 2002 ................................................   2

         Consolidated Statement of Operations for the three months ended
         June 30, 2002 and 2001 ...........................................   3

         Consolidated Statement of Operations for the six months ended
         June 30, 2002 and 2001 ...........................................   4

         Consolidated Statement of Cash Flows for the six months ended
         June 30, 2001 and 2000 ...........................................   5

         Notes to Financial Statements (unaudited) ........................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................   7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......  14

PART II - OTHER INFORMATION ...............................................  16

Item 6.  Exhibits and Reports on Form 8-K .................................  16

         SIGNATURES .......................................................  S-1

This filing includes interim financial statements as of June 30, 2002 and for the six months then ended that have not been reviewed by an independent public accountant because the previously engaged independent public accountant, Arthur Andersen LLP, ceased practice during the period. The company is currently in the process of engaging a new independent public accountant. When the company engages a new independent public accountant it intends to obtain a review of such interim financial statements promptly after their engagement and by the time its quarterly report on Form 10-Q for the quarter ending September 30, 2002 is filed. No auditor has reported that it is not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED) JUNE 30, 2002

                                                                      June 30, 2002   December 31, 2001
                                                                            $                  $
CURRENT ASSETS
Cash and cash equivalents                                                   14,119             5,851
Marketable securities                                                      188,887           210,630
Accounts receivable                                                        105,305           193,388
Amounts due from related parties                                           605,660           484,085
Prepaid expenses and other current assets                                  651,587         1,356,187
                                                                       -----------       -----------

Total current assets                                                     1,565,558         2,250,141

FIXED ASSETS
Property, plant and equipment, net                                         672,903         1,383,673

EQUITY INVESTMENTS, net                                                    810,630           559,377

INTANGIBLE ASSETS
Trademarks, licenses, patents, net                                         890,047           958,200
Goodwill                                                                 4,747,213         4,914,919
                                                                       -----------       -----------
TOTAL ASSETS                                                             8,686,351        10,066,310
                                                                       ===========       ===========
CURRENT LIABILITIES
Bank overdraft                                                             465,856           332,738
Accounts payable                                                         1,095,642           749,594
Amounts owed to related parties                                            553,227           377,219
Accrued expenses and other current liabilities                             759,464           880,550
Deferred revenue                                                         1,385,100         1,326,900
                                                                       -----------       -----------
Total liabilities                                                        4,259,289         3,667,001
                                                                       -----------       -----------

Redeemable convertible preferred stock, Series A, par value $1.00            4,140             3,900
Redeemable convertible preferred stock, Series B, par value $2.50          262,320           602,970
                                                                       -----------       -----------
                                                                           266,460           606,870
                                                                       -----------       -----------

STOCKHOLDERS' EQUITY Common stock, $0.001 par value:
75,000,000 shares authorized
48,804,777 shares issued and outstanding (2001: 47,631,527)                 48,805            47,632

Additional paid-in capital                                              25,939,012        24,724,050
Accumulated deficit                                                    (21,854,271)      (19,103,570)
Accumulated other comprehensive gain                                        27,056           124,327
                                                                       -----------       -----------
TOTAL STOCKHOLDERS' EQUITY                                               4,160,602         5,792,439
                                                                       -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               8,686,351        10,066,310
                                                                       ===========       ===========

THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                      Three Months Ended June 30,
                                                                         2002              2001
                                                                         $                   $
Net revenues                                                            488,220           248,136

COSTS AND EXPENSES

Costs of revenues                                                        13,711             5,969

Research and development                                                 50,381           334,573

Professional fees                                                       138,267           650,375

Realized and unrealized loss (profit) on marketable securities           12,007            (6,737)

General and administrative expenses                                   1,268,184           873,608
                                                                    -----------       -----------

Total cost and expenses                                               1,482,550         1,857,788
                                                                    -----------       -----------

Loss from operations                                                   (994,330)       (1,609,652)

Share of loss from equity investment                                   (117,925)         (102,411)
                                                                    -----------       -----------

Net loss                                                             (1,112,255)       (1,712,063)

Dividend payable and accretion of preferred stock                       (16,903)         (100,170)
                                                                    -----------       -----------
Net loss applicable to common stockholders                           (1,129,158)       (1,812,233)
                                                                    ===========       ===========

Net loss per common share                                                 (0.02)            (0.04)
                                                                    ===========       ===========
Weighted average number of common shares                             48,538,693        45,617,669
                                                                    ===========       ===========

THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS.

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                             Six Months Ended June 30,
                                                               2002            2001
                                                                 $              $
Net revenues                                                   600,431         653,288

COSTS AND EXPENSES

Costs of revenues                                               61,116          86,086

Research and development                                        70,246         933,979

Professional fees                                              333,252         935,575

Realized and unrealized profit on marketable securities         (8,443)        232,729

General and administrative expenses                          2,502,923       2,309,337
                                                            ----------      ----------

Total cost and expenses                                      2,959,094       4,497,706
                                                            ----------      ----------

Loss from operations                                        (2,358,663)     (3,844,418)

Share of loss from equity investment                          (199,790)       (209,390)
                                                            ----------      ----------

Net loss                                                    (2,558,453)     (4,053,808)

Dividend payable and accretion of preferred stock             (192,248)       (100,170)
                                                            ----------      ----------
Net loss applicable to common stockholders                  (2,750,701)     (4,153,978)
                                                            ==========      ==========

Net loss per common share                                        (0.06)          (0.09)
                                                            ==========      ==========
Weighted average number of common shares                    48,150,804      45,614,605
                                                            ==========      ==========

THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS.

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW

                                                                        (Unaudited)
                                                                 Six months ended June 30,
                                                                     2002          2001
                                                                       $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          (2,558,453)    (4,053,808)

Adjustments to reconcile net loss to net cash
used in operating activities
Impairment of goodwill                                               167,706             --
Depreciation and amortization                                        259,773        531,005
Share of loss of associate                                           199,790        193,035
Realized and unrealized loss (profit) on marketable securities        21,743        166,937
Loss on disposition of fixed assets                                  216,252             --
Accretion of Warrants                                                     --       (138,000)
Write-off prepaid expense                                            630,728             --

Changes in operating assets and liabilities:
Accounts receivable                                                   88,083        388,313
Amounts receivable from related parties                             (121,575)      (487,766)
Prepaid expenses and other current assets                             73,872        (87,463)
Deferred revenue                                                      58,200       (494,605)
Accounts payable                                                     346,048      1,049,289
Accrued expenses and other current liabilities                        54,922         94,711

                                                                  ----------     ----------

Net cash used in operating activities                               (562,911)    (2,838,352)
                                                                  ==========     ==========

Cash flows from investing activities:
Purchases of property and equipment                                 (117,480)      (646,794)
Net purchase of investments                                               --       (260,253)
Amounts advanced to equity investment                                (28,000)      (453,000)
Dividends paid                                                       (30,018)            --

                                                                  ----------     ----------

Net cash used in investing activities                               (175,498)    (1,360,047)
                                                                  ==========     ==========
Cash flows from financing activities:

Proceeds from sale of preferred stock                                     --        536,684
Proceeds from sale of new units                                      713,500             --
Bank overdraft                                                       113,118             --

                                                                  ----------     ----------
Net cash provided (used) by financing activities                     846,618        536,684
                                                                  ----------     ----------

Effects of exchange rate changes on cash and cash equivalents        (99,941)       244,142
                                                                  ----------     ----------
Net (decrease) increase in cash and cash equivalents                   8,268     (3,417,639)

Cash and cash equivalents, at beginning of period                      5,851      3,818,717
                                                                  ----------     ----------
Cash and cash equivalents, at end of period                           14,119        401,078
                                                                  ==========     ==========

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

Note 3. In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (FAS 141) and No. 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted FAS 142 effective January 1, 2002. The Company has applied the provisions of FAS 142 in the current periods. The following table shows the effect of adopting this standard:

                                      Three Months Ended June 30,   Six Months Ended June 30,
                                         2002           2001           2002           2001
                                         ----           ----           ----           ----
Reported net loss                     $1,112,255    $ 1,712,063     $2,558,453    $ 4,053,808
Goodwill amortization                    169,544       (169,544)       339,088       (339,088)
                                      ----------    -----------     ----------    -----------
Adjusted net loss                     $1,281,799    $ 1,542,519     $2,897,541    $ 3,714,720
                                      ==========    ===========     ==========    ===========
Reported net loss per common share    $     0.02    $      0.04     $     0.06    $      0.09
Goodwill amortization                         --             --             --             --
                                      ----------    -----------     ----------    -----------
Adjusted net loss per common share    $     0.02    $      0.04     $     0.06    $      0.09
                                      ==========    ===========     ==========    ===========

In June, 2002, the FASB issued Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 replaces previous accounting guidance provided by EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", and requires companies to recognize costs associated with Exit or disposal activities only when a liability for these costs are incurred (subsequent to a commitment to a plan) rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the Statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closings, or other initiated after December 31, 2002. Although management believes the adoption of SFAS 146 will not have a material impact on the Company's financial statements, adoption of the Statement will result in timing differences in the recognition and measurement of expenses relating to exit and disposal activities.

Note 4. During the first and subsequent quarters to date of 2002, the Company has entered into agreements with various accredited investors for the issue of 1,062,750 shares common stock and 2,125,500 warrants, exercisable at various prices for a term of five years, for cash consideration totaling $708,500, of which $361,072 was received in the first quarter of 2002. The agreements are pursuant to an offering by the Company for the sale up to 600 "units" of its equity at a price of $5,000 per unit. Each unit is comprised of 7,500 shares of unregistered common stock and 6 warrants, each such warrant expiring on December 31, 2006 and each exercisable for 2,500 common shares at purchase prices which range from $1.00 up to $10.00. The Company has committed to have declared "effective" the registration of the common shares issued in this offering by September 30, 2002, or otherwise issue an additional 1/10th unit (to a maximum of 90%) for each full month beyond that date through such time as declaration of effectiveness has been achieved.

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

OVERVIEW

As used in this Item 2, "the Company", "we", "us" and "our" means BioProgress Technology International, Inc. BioProgress) and its consolidated subsidiaries. We are a development stage company engaged primarily in the research, development, manufacturing, marketing, sales and distribution of products that use water soluble and biodegradable films for the dietary supplement, pharmaceutical, recreational and cosmetic industries and other applications. Our research and development operations are located in the United Kingdom. During 2000, 2001 and during 2002 our primary focus remained and remains on the development and commercialization of our unique and proprietary process, the XGel(TM) Film System (XGel(TM) FS).

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

We arranged a bank overdraft with Barclays Bank PLC for (British Pound)250,000. Although the agreed bank overdraft facility is currently exceeded by (British Pound)105,690 on the close of business on the 13th September 2002., the entire balance is subject of a personal guarantee by Barry Muncaster, our Chief Executive Officer, and we do not expect the facility to be withdrawn or curtailed in the foreseeable future. We reported in earlier reports that we were expecting to receive clearance from the Internal Revenue Service during our 2002 second quarter in respect of U.S. withholding tax on our licenses, which will enable the receivable due from Peter Black Healthcare Limited (Peter Black), one of our licensees, to be collected and which will be a blanket clearance for all licenses written of a similar nature. As at the date of this report we are still awaiting such clearance.

We reported earlier that our Company's directors and the directors of all of our operating subsidiaries had taken a 66.6% pay cut for the twelve month period commencing July 1, 2001, after which period the salaries would be reviewed. We have conducted such a review and will retain the pay cut for the foreseeable future. The London office, opened in early 2001, has been closed and the Norwood Road premises were leased, then sold this during Q1 of 2002 to The Healthy Forum Limited. Stronger and improved internal financial controls implemented earlier and prioritization of projects has resulted in decreased costs. We have gradually reduced cash burn from operations throughout the final six months of 2001 and through first half of this year and we intend to closely control and plan our cash outlay moving forward. We believe that we continue to manage our working capital effectively.

During the period of this report, Greg Bowers resigned as a director of the Company and also resigned his position as President of BioProgress Technology, Inc. Mr. Bowers has taken a position as Chief Executive Officer with a large international company engaged in the pharmaceutical business.

At a meeting of the directors held on September 9, 2002, Dr. Carey Bottom agreed to act as an executive director of the Company, and further agreed to accept the position of President of BioProgress Technology, Inc. Dr. Bottom's primary function will be to develop the North America market for our entire range of technologies and product offerings.

On September 9, 2002 Ms. Eizabeth Edwards, Group Accountant, agreed to act temporarily as the company's Chief Financial Officer.

On July 28, 2002 we received notice from Andersen that its business would cease to exist on July 31, 2002 and, therefore, it would resign as our auditors effective that date.

As a result of the foregoing, together with our revised financial projections, we initiated a program to raise an additional maximum of $3 million by way of the issue of unregistered common stock and warrants, which will enable us to reach operational cash flow break-even, estimated at between 6 to 9 months from now. We believe that this amount may prove conservative and that, barring any protracted delays to contracts in hand, such funds will be sufficient for current plans. Based on actual sales to investors in 2002 through the date of this filing, management believes that it will be able to raise necessary funds.

                              RESULTS OF OPERATIONS

                                     SUMMARY

Our results for the six months ended June 30, 2002 show that we recorded certain license fees and other income derived from agreements signed in respect of our XGel(TM) FS. Other sources of income were fees for research and development work and accrued royalties in respect of the license sold to Consolidated EcoProgress Technologies ("EcoProgress") (VSE:CES). The decreased operating loss of $2,750,701 in the first half of 2002, as compared to $4,153,978 in the first half of 2001, primarily consists of research and development expenditures, administration costs and certain non-cash items, such as depreciation. The expenditure incurred by our research and development facility located in the United Kingdom has decreased to $1,092,322 in the first half of 2002, as compared to $2,367,699 in the first half of 2001, as a direct result of management's operational review throughout the final six months of 2001 and consolidation of operations and cost. The results reflect the Company's continuing efforts to commercialize its XGel(TM) FS, both in North America and Europe.

Our finances remain on budget notwithstanding the increase in net overdraft of $113,118, which is secured by a personal guarantee given by Barry Muncaster. We believe that during the course of the next twelve months, our plans and the business model, will ensure that we will be able to continue to commercialize our XGel(TM) FS and that our financial health will strengthen. Funds generated are expected to arise from agreements already signed, the signing of further agreements, cash from receivables, receipt of funds from Jade Partnership International, Inc. (Jade) and The Healthy Forum, in repayment of their respective loans from us, and our sale of unregistered common stock and warrants. In addition, the Company is in engaged in active discussions with London based investment banks and stockbrokers regarding the possibility of raising funds by way of a flotation of the Company or one of its subsidiaries. There can be no assurance given about the potential outcome from such discussions.

CONSOLIDATED STATEMENT OF OPERATIONS

The Company's operations were streamlined during the first half of 2002 and are expected to remain stabilized at current levels in terms of manpower, premises and other overhead throughout 2002. This has resulted in overall decreases in all material headline expense figures in the profit and loss account.

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

The Company's total revenues decreased to $600,431 from $653,288 in the first half of 2001, a decrease of 8%. The decrease in total revenues in the first half of 2001 compared with the corresponding period in 2001, was a result of lower recognition of deferred revenues caused by milestones for payment against contracts in hand being at different stages than those during the corresponding period.

The following is a summary of major contracts signed during 2001 and the first part of 2002 that have not yet had a major impact on the revenues of the Company but are expected to lead to the generation of material revenues later in 2002 and 2003.

On July 25, 2000, we announced that we had licensed our XGel(TM) FS to Peter Black. Peter Black is a wholly owned subsidiary of Peter Black Holdings (LSE:
BKP). Peter Black is the United Kingdom's leading supplier and largest manufacturer of private label vitamin, mineral and herbal supplements. In addition, it owns several leading supplement brands and the United Kingdom's No. 2 Direct Marketing Brand. The license grants Peter Black exclusive use of the XGel(TM) FS to produce and sell dietary supplements and non-prescription medicines within the United Kingdom and Republic of Ireland. In addition, Peter Black has conditional exclusivity to serve as a contract manufacturer of dietary supplements and non-prescription medicines within member states of the European Economic Community and the European Free Trade Association. The license is in respect of one XGel(TM) FS. Additional XGel(TM) FS, if and when ordered by Peter Black, will require the purchase of additional licenses. Consideration paid for the license remains confidential at this time. In addition, an annual license fee is payable in respect of the license for the period of ten years or the life of the patent, whichever is the longer term. We have recognized no revenues to date in respect of the Peter Black agreements, as certain revenue recognition criteria have not yet been met. All cash received to date is included within the deferred income balance at March 31, 2002. On March 26, 2002 we announced that Peter Black Healthcare Limited had accepted the XGel(TM) Film System under contract. Further, that such acceptance had triggered a contract for a second system. In addition, we announced that Peter Black Healthcare Limited had executed an option to acquire 5 NRobe(TM) versions of the XGel(TM) Film System. Subsequently, Peter Black Healthcare increased to 10 the number of NRobe(TM) XGel(TM) Film Systems under option.

During June 2001, we commenced user trials of our flushable and biodegradable ostomy pouch. We believe that initial feedback from users to be extremely encouraging. As a result of the feedback received during Q3 of 2001, we produced a large batch of ostomy pouches in order to expand the number of trials with a view toward collecting sufficient data to determine the efficacy of the current design. During Q1 of 2002, and following receipt and study of the data collected from trials during Q4 of 2001, we determined that our ostomy pouch had sound commercial potential. Subsequent to the period of this report, on August 30 the Company executed a worldwide Exclusive License Agreement in respect of a variation of its XGel(TM) technology with a division of Bristol-Myers Squibb Company. As a result of this agreement, the Company has ceased exploring commercial opportunities for its ostomy pouch. For the time being, details of the Worldwide Exclusive License agreement are to be held in strictest confidence at the request of our Licensee.

On July 10, 2001 we completed four agreements with a Spanish pharmaceutical company, Farmasierra, S. L., for: the sale of a full scale XGel(TM) FS; the sale of a license to use our patents in respect of the XGel(TM) technology; the future supply of additional XGel(TM) FS; and, the future supply of XGel(TM) Film for use with the XGel(TM) FS. We believe that the technology covered by these agreements may revolutionize the pharmaceutical industry. The pharmaceutical industry currently uses two types of gelatin-based dosage forms: gelatin soft capsules for liquids and two-piece hard gelatin capsules for powders. These two processes exist because the soft capsule process is essentially wet, and therefore not suitable for use with powders. With the development of a powder fill version of the XGel(TM) FS, pharmaceutical companies will be able to employ just the one process to deliver both liquid and powder products. Further, our Septum technology enables both liquids and powders to be combined in a single capsule and to be released at different times and or sites in the digestive system. We have recognized no revenues to date in respect of the Farmasierra agreements. At the date of this report work on the Farmasierra contracts is progressing satisfactorily.

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

On May 21, 2002 we announced that we had executed another New Product Development Agreement with The Boots Company plc. This is the second Agreement with the Boots Company and is separate to the first agreement executed in October 2000, which has progressed to Stage 3 as announced by the Company during April of this year. Once again the aim is to develop a range of innovative new consumer products utilizing our unique XGel(TM) Film System. This new agreement will focus on the new NRobe(TM) version of the XGel(TM) technology. For commercial reasons the specific products and categories are confidential.

On May 23, 2002 we announced we had gained Kosher approval for our XGel(TM) Film System. Dayan M. D. Elzas, Rabbi in charge of the Kashrus Board of the London-based Federation of Synagogues issued a letter stating the XGel(TM) Film System is capable of Kosher Certification. After thorough research into both ingredients and manufacturing processes, Dayan M. D. Elzas concluded that the XGel(TM) Film System is suitable for Kosher purposes. Customers of BioProgress will be able to apply for Kosher Certification, which will be readily forthcoming provided their own products meet the necessary requirements.

On August 27, 2002 we announced that we had executed an amendment to the License Agreement held by Consolidated EcoProgress Technologies ("CES"). We waived all outstanding royalties due to us from CES and agreed to waive all future royalties that would accrue in respect of sales of all products produced by CES under the terms of the Exclusive License Agreement. In addition, we and CES agreed to a mutual release of all obligations under the Research and Development Agreement between the parties. In consideration of our agreement to amend the exclusive License Agreement, CES has irrevocably waived any and all rights it may have or may have had to participate in the ownership and commercialization of BioProgress' technology as employed in ostomy products. BioProgress will pay CES a royalty of 5% of all proceeds it receives on any account from its ostomy products to a maximum cumulative amount of US $1,000,000.

We are continuing to work with major international corporations engaged in pharmaceuticals, consumer durables and confectionery products to determine the suitability of the XGel(TM) FS to replace traditional encapsulation processes and, in some cases, to facilitate new product development not possible with competitive technologies.

                                COST OF REVENUES

Our cost of revenues decreased from $86,086 in 2001 to $61,116 in 2002. The cost for 2002 primarily consisted of expenditures made by our recently acquired (in
2001) ProDesign Technologies Limited division, including direct labor of $25,081. The remaining expense in 2002 included materials purchased by PTL in satisfaction of a consulting contract and direct materials purchased for use in the XGel(TM) film system. The cost for the 2001 period were primarily comprised of direct labor and materials cost related to development contracts, the largest being our collaboration with Proctor and Gamble in development of XGel(TM) FS variants. We do not expect to incur material cost of revenue expense until we begin shipment of XGel(TM) FS to customers, or unless we enter into additional revenue based consulting and development agreements with our customers.

                      RESEARCH AND DEVELOPMENT EXPENDITURE

Research and development expenditure in first half of 2002 decreased by 92% from $933,979 in 2001 to $70,246 in 2002. The reason for the decrease in 2002 is a result of the increased research and development efforts funded by customers in developing new variations of the XGel(TM) FS- specifically, the ingestible products prototype machines (Swallow, Tablet Wrap and Nrobe) and film developments. During 2002 and the latter quarters of 2001, we took several major steps toward commercializing the XGel(TM) FS. During 2002 and 2001, we have expensed as operating costs most continuing research and development expenditures not funded by customers, and intend to capture as cost of revenues only those expenses directly related to inventory of equipment and sale thereof and identifiable costs of consulting engagements.

                                PROFESSIONAL FEES

Professional fees decreased by 64% to $333,252 in first half of 2002 from $935,575 in the first half of 2001. The amount during 2001 is caused largely by increased corporate advice fees related to leverage of our capital structure and other potential equity transactions.

         REALIZED AND UNREALIZED (PROFIT) LOSS ON MARKETABLE SECURITIES

A gain of $8,443 was incurred during the first half of 2002 as compared to a loss of $232,729 in 2001. We have now disposed of the majority of our holdings in marketable securities, with EcoProgress comprising the only remaining investment. The holdings in 2001 were sold to provide working capital and the downwards movements in the capital markets meant that significant losses were realized.

                        LOSS ON DISPOSAL OF FIXED ASSETS

In connection with the sale on March 28th, 2002 of our Norwood Road property to The Healthy Forum Limited, we recorded a loss on disposal of certain freehold, furniture and fixtures totaling $216,252 during the first half of 2002. The company sold assets with a net book value of $636,626 for total consideration of $420,374. This consideration was in the form of a note receivable.

                       GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses have increased to $2,502,923 in the first six months of 2002 from $2,309,337 in the first half of 2001, an increase of 8%. The material balances classified within general and administrative expenses are discussed below:

Directors and senior management costs. Payments in relation to directors and senior management services have decreased to $282,889 during the first half of 2002 from $880,435 during the first half of 2001. Since July 1, 2001, the salaries of directors were cut by two thirds and all bonus provisions reversed for a period of twelve months, at which time the salaries were reviewed again and the status quo maintained. Management also continues to pursue other cost cutting measures, and accepted of resignation from our Chief Financial Officer, James T.C. Longley. Mr. Longley's responsibilities are being absorbed by existing personnel for the foreseeable future, which is expected to result in lower cost overall during the second half of the year.

Amortization and depreciation. Amortization and depreciation costs have increased in the first half of 2002. The charge during the first half of 2002 was $372,029 compared to $531,003 in the first half of 2001. The charge for the first half of 2002 includes increased depreciation resulting from higher fixed asset levels which have resulted from our purchase of ProDesign Technology Limited ("PTL") in June of 2001, and the write-off of the goodwill of $167,706 which arose upon that acquisition. Such write-off was deemed appropriate in the current period as a result of the significantly reduced headcount, revenue and operations of the PTL division. The reduction against the first half of 2001 is a result of the charge for amortization of goodwill that arose following the reverse acquisition of Bioprogress Technology Limited in 1998 in 2002 being $nil compared to $339,088 in 2001. The Company has applied the provisions of SFAS 142 and accordingly no longer amortizes the goodwill.

Staff related costs. Staff related costs, which consist primarily of salary costs (other than directors and senior management), recruitment, and traveling have increased to $522,070 in 2002 from $379,412 in 2001. This increase is a result of increases in the headcount as we develop different variations of the XGel(TM) FS and an increase in traveling costs.

Other general and administrative costs. Other costs within the general and administrative area have increased to $966,176 in the first half of 2002 from $597,945 in the first half of 2001. The following are the major reasons for the changes: A write-off of prepaid costs in respect of the common stock purchase agreement entered into with Fusion Capital Fund II, LLC has meant $630,728 has been charged in the first half of 2002 compared with $nil in the first half of 2001. Foreign exchange gains during the first half of 2002 were $42,278. In the comparable half of 2001, foreign exchange losses were $316,193. As cash balances have been reducing, the Company has not been as adversely affected by adverse foreign currency fluctuations. Other expenses within this category, which include such items as office overheads (rent, stationery, maintenance and similar categories) decreased in line with expectations due to the Company's review of operations in 2001 and implementation during 2002.

General administration charges are likely to stabilize or slightly decrease during the latter half of 2002 as a result of our review of operations and cost reduction measures and controls implemented in late 2001. We continue to make efforts to minimize day-to-day overheads and periodic reviews of overhead costs continue to be undertaken internally.

                              LOSS FROM OPERATIONS

The result of the above is that a loss from operations of $2,358,663 was generated in the first half of 2002 compared to a loss of $3,844,418 in the first half of 2001, which represents a decrease of 39%. We expect that costs will stabilize or slightly decrease during the forthcoming quarters as a result of management review of operations and cost reduction measures and controls implemented in late 2001 and as the frequency in delivery of machines increases. There is currently $1,385,100 of deferred income that is expected to be released during 2002 and beyond as revenue recognition criteria are met.

                       SHARE OF LOSS OF EQUITY INVESTMENT

During 2000, we invested an initial $50,000 in The Healthy Forum. We continue to offer financial support by way of loan. The Healthy Forum has been formed to build a global well-being brand in the complimentary medical and specialty food sectors. The principal products of The Healthy Forum are feminine hygiene, beneficial foods and vitamins, minerals and supplements. During the first half of 2002, we have taken a charge to profit and loss in respect of our share of the losses of The Healthy Forum of $199,790, as compared to $209,390 in the first half of 2001. In April 2001, we invested an additional $75,000 in The Healthy Forum increasing our shareholding from 29.9% to 46.6%. Additionally, we provided The Healthy Forum with cash loans throughout since that time, including first half of 2002 advances totaling $28,000, and accepted a note receivable for $420,378 for their purchase on March 28, 2002 of our property at Norwood Road, March, Cambridgeshire, UK. Comparatively, we loaned The Healthy Forum an additional $130,500 during the first half of 2001.

                           PROVISION FOR INCOME TAXES

No provision has been made for income taxes in 1999, 2000 or 2001 or the first half of 2002 as a result of the losses we have incurred. We have provided a 100% valuation allowance against the deferred tax asset arising on the net operating losses due to the uncertainty of their ultimate realization.

                 DIVIDENDS PAYABLE AND ACCRETION OF COMMON STOCK

During the first six months of 2002 a charge of $162,230 was recorded, as compared to $100,170 for the first six months in 2001, for accretion of preferred stock to increase the loss available to common shareholders. This is incurred due to a substantially increased issuance of Series B Preferred Stock during 2001, with the difference that arises between the subscription price and redemption value being charged to equity. Dividends of $30,018 were paid during the first half of 2002 compared to nil in the prior year.

                         LIQUIDITY AND CAPITAL RESOURCES

Since its inception, we have financed our operations primarily through the sale of preferred stock to accredited investors and more recently through sales of common stock units. As at June 30, 2002 and December 31, 2001, we had a net bank overdrafts which totaled $451,737 and $326,887, respectively. During the first half of 2002, we received $nil from sale of Series B Preferred Stock shares at par value as compared to $536,684 from the sale of Series B Preferred Stock during the first half of 2001. These proceeds were used for general working capital purposes, including research & development and the building, design and upgrade of further plant and machinery for our new Hostmoor location.

In December, 2001 we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC a Chicago based institutional investor, whereby Fusion Capital has agreed to buy up to $6.0 million of our common stock. The commencement of the funding is subject to certain conditions including the effectiveness of a registration statement we issued 970,350 shares to Fusion Capital as a prepaid cost of the transaction. The proceeds from the funding will be used for working capital and general corporate purposes. We have the right to control the timing and the amount of stock sold to Fusion Capital. The purchase price of the shares to be sold to Fusion Capital will be based upon the market price of our common stock at the time of sale without any fixed discount. BioProgress intends to periodically evaluate market conditions and its capital needs in order to determine the timing and the amount of stock it will sell to Fusion Capital. We intend to sell shares of common stock to Fusion Capital opportunistically only under favorable market conditions. On September 13, 2002 we were informed verbally by an officer of Fusion Capital of their intention to terminate the contract on September 16th, 2002. Our directors have not had time to consult on the matter with counsel, however, we have reviewed the contract with Fusion Capital and have concluded that there are no grounds for Fusion Capital to terminate the contract. In any event, at a meeting of the directors held on September 9, 2002 it was resolved that, because of general market conditions and other funding initiatives commenced and in hand, we would not be progressing with the Fusion contract in the foreseeable future, if at all. Accordingly, we believe that termination of the Fusion contract, if in fact it is terminated, will have immaterial or no impact on the Company's plans. In the event of termination, Fusion Capital retains the 970,350 shares previously issued.

Starting in February, 2002, the Company has entered into agreements with various accredited investors for the issue of 1,070,750 shares common stock and 2,141,500 warrants, exercisable at various prices for a term of five years, for cash consideration totaling $713,500, which was received in the first half of 2002. The agreements are pursuant to an offering by the Company for the sale up to 600 "units" of its equity at a price of $5,000 per unit. Each unit is comprised of 7,500 shares of unregistered common stock and 6 warrants, each such warrant expiring on December 31, 2006 and each exercisable for 2,500 common shares at purchase prices which range from $1.00 up to $10.00. The company believes the warrants currently have a minimal fair vale and accordingly no fair value has been assigned to the warrants issued. The Company has committed to have declared "effective" the registration of the common shares issued in this offering by September 30, 2002, or otherwise issue an additional 1/10th unit (to a maximum of 90%) for each full month beyond that date through such time as declaration of effectiveness has been achieved. We will be required to issue further units if we do not have an effective registration by that date.

We are in discussion with several parties regarding joint ventures, license agreements and distribution agreements for its XGel(TM) FS and derived products. We also continue to investigate a number of other long-term funding scenarios and opportunities.

The Company may require additional financing in order to maximize the growth potential of the Company. Management estimates that additional financing may be required to fulfill the Company's working capital requirements for a period up to the point at which net sales revenues could sustain the Company's day to day operations and also enable the Company to further accelerate its growth both organically and maybe through acquisition. There can, however, be no assurance that any additional financing, either debt or equity financing, will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing if and when needed, could have a material adverse affect on the Company's business, results of operations and financial condition

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

                         FOREIGN CURRENCY EXCHANGE RISK

With sales and services offices in the United States and the United Kingdom, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposure has been non-dollar-denominated operating expenses and sales by our U.K. subsidiary. The introduction of the Euro as a common currency for members of the European Monetary Union, of which the United Kingdom is not a member, occurred in January 1999. To date, we have not seen any impact of the Euro on foreign exchange exposure. We are prepared to hedge against fluctuations in the British Sterling, Euro or other foreign currency if the exposure becomes material. As of June 30, 2002, our material non-dollar-denominated assets and liabilities primarily consisted of cash, accounts receivable and accounts payable denominated in British Sterling.

Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act
                              of 1934, as amended

I, Barry J Muncaster, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bioprogress Technology International Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 14, 2002


                                                    By:   /s/ Barry J Muncaster
                                                         -----------------------
                                                             Barry J Muncaster
                                                         Chief Executive Officer

I, Elizabeth Edwards, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bioprogress Technology International Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 14, 2002


                                                    By:  /s/ Elizabeth Edwards
                                                         -----------------------
                                                         Elizabeth Edwards
                                                         Chief Financial Officer

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

The following exhibits are included herein:

3.1(c)   Articles of Incorporation and Amendments. (4)

3.1(d)   Articles of Incorporation and Amendments. (5)

3.2(b)   Bylaws. (2)

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

b.    Form 8-K

The Company did not file any current report on Form 8-K during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   BioProgress Technology International, Inc.
                                  (Registrant)


Date: September 16, 2002                 By:      /s/ Barry J. Muncaster
                                            ------------------------------------
                                                     Barry J. Muncaster
                                                   Chief Executive Officer
                                            (Signing on behalf of the registrant
                                             and as principal financial officer)