Form 10-Q
period 2002-09-30
BIOPROGRESS TECHNOLOGY INTERNATIONAL INC
filed 2002-12-05
CIK 928958

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2002 or

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

As of December 3, 2002 there were 49,230,101 shares of common stock outstanding. (**Includes 1,294,352 from "units" issued, and 103,000 resulting from conversion of Preferred A and B shares in 2002.)

                                TABLE OF CONTENTS


                                                                            PAGE

PART I - FINANCIAL INFORMATION.................................................2

Item 1.  Financial Statements (Unaudited)......................................2

         Consolidated Balance Sheets for September 30, 2002 and
         December 31, 2002.....................................................2

         Consolidated Statement of Operations for the three months ended
         September 30, 2002 and 2001...........................................3

         Consolidated Statement of Operations for the nine months ended
         September 30, 2002 and 2001...........................................4

         Consolidated Statement of Cash Flows for the nine months ended
         September 30, 2002 and 2001...........................................5

         Notes to Financial Statements (unaudited).............................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........16

PART II - OTHER INFORMATION...................................................18

Item 6.  Exhibits and Reports on Form 8-K.....................................18

         SIGNATURES..........................................................S-1

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                     September 30, 2002    December 31, 2001
                                                                            (unaudited)
                                                                     ------------------    -----------------
                                                                        $                     $
CURRENT ASSETS
Cash and cash equivalents                                                    11,396                 5,851
Marketable securities                                                          --                 210,630
Accounts receivable                                                         101,578               193,388
Amounts due from related parties                                            604,715               484,085
Prepaid expenses and other current assets                                   592,035             1,356,187
                                                                        -----------           -----------

Total current assets                                                      1,309,724             2,250,141

FIXED ASSETS
Property, plant and equipment, net                                          627,621             1,383,673

EQUITY INVESTMENTS, net                                                     693,420               559,377

INTANGIBLE ASSETS
Trademarks, licenses, patents, net                                          855,971               958,200
Goodwill                                                                  4,747,213             4,914,919
                                                                        -----------           -----------
TOTAL ASSETS                                                              8,233,949            10,066,310
                                                                        ===========           ===========
CURRENT LIABILITIES
Bank overdraft                                                              580,265               332,738
Accounts payable                                                          1,143,506               749,594
Amounts owed to related parties                                             534,653               377,219
Accrued expenses and other current liabilities                              988,813               880,550
Deferred revenue                                                             50,000             1,326,900
                                                                        -----------           -----------
Total liabilities                                                         3,297,237             3,667,001
                                                                        -----------           -----------

Redeemable convertible preferred stock, Series A, par value $1.00             4,140                 3,900
Redeemable convertible preferred stock, Series B, par value $2.50           262,320               602,970
                                                                        -----------           -----------
                                                                            266,460               606,870
                                                                        -----------           -----------

STOCKHOLDERS' EQUITY Common stock, $0.001 par value:
75,000,000 shares authorized
49,028,879 shares issued and outstanding (2001: 47,631,527)                  49,029                47,632

Additional paid-in capital                                               26,017,424            24,724,050
Accumulated deficit                                                     (21,380,058)          (19,103,570)
Accumulated other comprehensive income                                      (16,143)              124,327
                                                                        -----------           -----------
TOTAL STOCKHOLDERS' EQUITY                                                4,670,252             5,792,439
                                                                        -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                8,233,949            10,066,310
                                                                        ===========           ===========

THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS.

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                   Three Months Ended September 30,
                                                                        2002              2001
                                                                    $                 $
Net revenues                                                          1,470,325            71,486

COSTS AND EXPENSES

Costs of revenues                                                           199             2,373

Research and development                                                  1,503           148,434

Professional fees                                                        60,898           133,246

Realized and unrealized loss (profit) on marketable securities          142,982           211,331

General and administrative expenses                                     672,604           658,579
                                                                    -----------       -----------

Total cost and expenses                                                 878,186         1,153,963
                                                                    -----------       -----------

Profit (Loss) from operations                                           592,139        (1,082,477)

Share of loss from equity investment                                   (117,925)         (112,541)
                                                                    -----------       -----------

Net profit (loss)                                                       474,214        (1,195,018)

Dividend payable and accretion of preferred stock                         (--)           (167,963)
                                                                    -----------       -----------
Net profit (loss) applicable to common stockholders                     474,214        (1,362,981)
                                                                    ===========       ===========

Net profit (loss) per common share - basic                                 0.01             (0.03)
                                                                    ===========       ===========
                                   - diluted                               0.01             (0.03)
                                                                    ===========       ===========
Weighted average number of common shares - basic                     48,881,652        45,665,184
                                                                    ===========       ===========
                                         - diluted                   49,241,435        45,665,184
                                                                    ===========       ===========


THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS.

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                   Nine Months Ended September 30,
                                                                       2002               2001
                                                                   $                  $
Net revenues                                                         2,070,756            724,774

COSTS AND EXPENSES

Costs of revenues                                                       61,315             88,459

Research and development                                                71,749          1,082,412

Professional fees                                                      394,150          1,068,821

Realized and unrealized profit on marketable securities                134,539            444,060

General and administrative expenses                                  3,175,527          2,967,405
                                                                   -----------        -----------

Total cost and expenses                                              3,837,280          5,651,157
                                                                   -----------        -----------

Loss from operations                                                (1,766,524)        (4,926,383)

Share of loss from equity investment                                  (317,716)          (322,443)
                                                                   -----------        -----------

Net loss                                                            (2,084,240)        (5,248,826)

Dividend payable and accretion of preferred stock                     (192,248)          (268,133)
                                                                   -----------        -----------
Net loss applicable to common stockholders                          (2,276,488)        (5,516,959)
                                                                   ===========        ===========

Net loss per common share - basic and diluted                            (0.05)             (0.12)
                                                                   ===========        ===========
Weighted average number of common shares - basic and diluted        48,207,530         45,657,091
                                                                   ===========        ===========


THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS.

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW


                                                                           (Unaudited)
                                                                  Nine months ended September 30,
                                                                      2002              2001
                                                                   $                 $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           (2,084,240)       (5,248,826)

Adjustments to reconcile net loss to net cash
used in operating activities
Impairment of goodwill                                                167,706              --
Depreciation and amortization                                         342,863           508,632
Share of loss of associate                                            317,715           321,931
Realized and unrealized loss on marketable securities                 210,630           363,840
Loss on disposition of fixed assets                                   216,252           139,483
Accretion of Warrants                                                    --            (138,000)
Write-off prepaid expense                                             630,728              --

Changes in operating assets and liabilities:
Accounts receivable                                                    91,810           399,759
Amounts receivable from related parties                              (120,630)         (503,558)
Prepaid expenses and other current assets                             133,423          (325,394)
Deferred revenue                                                   (1,276,900)         (403,005)
Accounts payable                                                      393,912           422,556
Accrued expenses and other current liabilities                        265,697           206,925

                                                                   ----------        ----------

Net cash used in operating activities                                (711,034)       (3,945,448)
                                                                   ==========        ==========

Cash flows from investing activities:
Purchases of property and equipment                                  (121,212)         (710,074)
Net purchase of investments                                              --             (79,615)
Amounts advanced to equity investment                                 (28,715)         (601,400)
Dividends paid                                                        (30,018)             --
Cash acquired from acquisition                                           --              14,908
                                                                   ----------        ----------

Net cash used in investing activities                                (179,945)       (1,376,181)
                                                                   ==========        ==========
Cash flows from financing activities:

Proceeds from sale of preferred stock                                    --           1,462,918
Proceeds from sale of new units                                       792,136              --
Bank overdraft                                                        247,527           262,099

                                                                   ----------        ----------
Net cash provided by financing activities                           1,039,663         1,725,017
                                                                   ----------        ----------

Effects of exchange rate changes on cash and cash equivalents        (143,139)          (52,444)
                                                                   ----------        ----------
Net increase (decrease) in cash and cash equivalents                    5,545        (3,649,056)

Cash and cash equivalents, at beginning of period                       5,851         3,818,717
                                                                   ----------        ----------
Cash and cash equivalents, at end of period                            11,396           169,661
                                                                   ==========        ==========

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOW (CONTINUED)


                                                           (Unaudited)
                                                 Nine months ended September 30,
                                                      2002             2001
                                                    $               $
CASH PAID (RECEIVED) DURING THE PERIOD FOR
Interest                                             12,296          (51,469)
Income taxes                                           --               --

NONCASH INVESTING AND FINANCING ACTIVITIES

The company sold its premises at Norwood Road for a total consideration of $420,374. This consideration was in the form of a note receivable.

During the period, $502,640 and $1,422,146 of Redeemable convertible preferred series B stock was converted into common stock during the years ended 31 December 2002 and 2001 respectively

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

                    Notes to Financial Statements (Unaudited)

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

Note 2. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

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

                                                     Three Months Ended Sept 30,       Nine Months Ended Sept 30,
                                                        2002            2001             2002             2001
                                                        ----            ----             ----             ----

Reported net profit (loss)                           $ 474,214      ($1,195,018)     ($2,084,240)     ($5,248,826)
Goodwill amortization                                 (169,544)         169,544         (508,632)         508,632
                                                     ---------      -----------      -----------      -----------
Adjusted net profit (loss)                           $ 304,670      ($1,025,474)     ($2,592,872)     ($4,740,194)
                                                     =========      ===========      ===========      ===========
Reported net profit (loss) per common share          $    0.01      $     (0.03)     $     (0.04)     $     (0.12)
Goodwill amortization                                     --               --        $     (0.01)     $     (0.02)
                                                     ---------      -----------      -----------      -----------
Adjusted net profit (loss) per common share          $    0.01      $     (0.03)     $     (0.05)     $     (0.10)
                                                     =========      ===========      ===========      ===========

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

Note 4. During the first and subsequent quarters to date of 2002, the Company has entered into agreements with various accredited investors for the issue of 1,294,352 shares common stock and 2,125,500 warrants, exercisable at various prices for a term of five years, for cash consideration totaling $792,136. The agreements are pursuant to an offering by the Company for the sale up to 600 "units" of its equity at a price of $5,000 per unit. Each unit is comprised of 7,500 shares of unregistered common stock and 6 warrants, each such warrant expiring on December 31, 2006 and each exercisable for 2,500 common shares at purchase prices which range from $1.00 up to $10.00. The Company committed to have declared "effective" the registration of the common shares issued in this offering by September 30, 2002, or otherwise issue an additional 1/10th unit (to a maximum of 90%) for each full month beyond that date through such time as declaration of effectiveness has been achieved. At the date of this report the Company has not registered the shares issued in this offering and therefore will be issuing an additional 2/10th unit to subscribers in due course.

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

Since inception, we have incurred substantial operating losses and we expect operating losses to continue in the near term as we continue our product development efforts, conduct trials and undertake marketing and sales activities for the XGel(TM) FS. Our ability to achieve profitability is dependent upon our ability to successfully execute our marketing and sales plan for the XGel(TM) FS and various versions of XGel(TM) Film, and to complete in an efficient and timely manner development work on other versions of the XGel(TM) FS. During the period of this report we successfully satisfied several milestones with our current contracts, which enabled deferred revenue to be recognized giving rise to a profit for the period of $881,815. The value of contracts in hand does not include future sales of XGel(TM) Film which may arise following installation of XGel(TM) FS under contract. We have contracts for each version of our XGel(TM) FS for oral dose delivery - liquid fill, Tablet Wrap, NRobe and Septum. Revenue from these contracts will be recognized as milestones are achieved.

We have reviewed our operations, in particular, the projects and products under development being undertaken together with a full review of our overheads with regard to cash burn, financial resources and the amount of funds required until cash flow break-even. As a result of this review, projects and product development have been re-prioritized with a view to bringing those projects to market more quickly which will have a positive cash flow impact. As an indication of the depth and quality of our intellectual property rights and products in various stages of development, we did not feel that any projects should be shelved completely, as all the projects could earn significant future revenues for our business.

We arranged a bank overdraft with Barclays Bank PLC for (pound)400,000 ($624,560.) The entire balance is subject of a personal guarantee in the amount of (pound)300,000 by Barry Muncaster, our Chief Executive Officer, and in the amount of (pound)100,000 by Graham Hind, our director and Managing Director of BTL and we do not expect the facility to be withdrawn or curtailed in the foreseeable future. We reported in earlier reports that we were expecting to receive clearance from the Internal Revenue Service during our 2002 second quarter in respect of U.S. withholding tax on our licenses, which will enable the receivable due from Peter Black Healthcare Limited (Peter Black), one of our licensees, to be collected and which will be a blanket clearance for all licenses written of a similar nature. As at the date of this report we are still awaiting such clearance.

We reported earlier that our Company's directors and the directors of all of our operating subsidiaries had taken a 66.6% pay cut for the twelve month period commencing July 1, 2001, after which period the salaries would be reviewed. We have conducted such a review and will retain the pay cut for the foreseeable future. The London office, opened in early 2001, has been closed and the Norwood Road premises were leased, then sold this during Q1 of 2002 to The Healthy Forum Limited. Stronger and improved internal financial controls implemented earlier and prioritization of projects has resulted in decreased costs. We have gradually reduced cash burn from operations throughout the final six months of 2001 and through first three quarters of this year and we intend to closely control and plan our cash outlay moving forward. We believe that we continue to manage our working capital effectively.

During the second quarter of this year, Greg Bowers resigned as a director of the Company and also resigned his position as President of BioProgress Technology, Inc. Mr. Bowers has taken a position as Chief Executive Officer with a large international company engaged in the pharmaceutical business.

At a meeting of the directors held on September 9, 2002, Dr. Carey Bottom agreed to act as an executive director of the Company, and further agreed to accept the position of President of BioProgress Technology, Inc. Dr. Bottom's primary function will be to develop the North America market for our entire range of technologies and product offerings.

On September 9, 2002 Ms. Elizabeth Edwards, Group Accountant, agreed to act temporarily as the company's Chief Financial Officer.

On July 18, 2002 we received notice from Andersen that its business would cease to exist on July 31, 2002 and, therefore, it would resign as our auditors effective that date.

On September 10, 2002 we appointed Grant Thornton as our auditors.

Earlier this year we initiated a program seeking to raise an additional maximum of $3 million by way of the issue of restricted, private placement common stock and warrants, which is intended to enable us to reach operational cash flow break-even, estimated at between 3 to 6 months from now. We believe that this amount may prove conservative and that, barring any protracted delays to contracts in hand, such funds will be sufficient for current plans. Based on actual sales to investors in 2002 through the date of this filing, management believes that it will be able to raise necessary funds.

                              RESULTS OF OPERATIONS

                                     SUMMARY

Our results for the nine months ended September 30, 2002 show that we recorded certain license fees and other income derived from agreements signed in respect of our XGel(TM) FS and variations thereof. Other sources of income were fees for research and development work. The decreased operating loss of $1,259,379 in the nine months of 2002, as compared to $4,926,383 in the first nine months of 2001, primarily consists of research and development expenditures, administration costs and certain non-cash items, such as depreciation. The expenditure incurred by our research and development facility located in the United Kingdom has decreased to $1,541,706 in the period, as compared to $2,991,725 in the equivalent period of 2001, as a direct result of management's operational review throughout the final six months of 2001 and consolidation of operations and cost, and increased payments for such services from our customers. The results reflect the Company's continuing efforts to commercialize its XGel(TM) FS, both in North America and Europe.

Our finances remain on budget notwithstanding the net overdraft of $630,884, which is secured by personal guarantees given by Barry Muncaster and Graham Hind. We believe that during the course of the next twelve months, our plans and the business model, will enable us to continue to commercialize our XGel(TM) FS and that our financial health will strengthen. Funds generated are expected to arise from agreements already signed, the signing of further agreements, cash from receivables, receipt of funds from Jade Partnership International, Inc.
(Jade) and The Healthy Forum, in repayment of their respective loans from us, and our private sale of unregistered common stock and warrants. In addition, the Company is in engaged in active discussions with London based investment banks and stockbrokers regarding the possibility of raising capital. There can be no assurance given about the potential outcome from such discussions.

CONSOLIDATED STATEMENT OF OPERATIONS

The Company's operations were streamlined during the first three quarters of 2002 and are expected to remain stabilized at current levels in terms of premises and other overhead throughout 2002. This has resulted in overall decreases in all material headline expense figures in the profit and loss account. We expect to recruit between 10 and 15 additional research, design and production engineering staff during the first quarter of 2003 in order to deliver contracts in hand and at late stage of negotiations.

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

The Company's total revenues increased to $2,070,756 from $724,774 in the first nine months of 2001. The increase in total revenues in the first nine months of 2002 was a result of recognition of deferred revenue.

The following is a summary of major contracts signed during 2001 and the first three quarters of 2002 that have had a major impact on the revenues of the Company and which are expected to lead to the generation of material revenues later in 2002 and 2003.

On July 25, 2000, we announced that we had licensed our XGel(TM) FS to Peter Black. Peter Black is a wholly owned subsidiary of Peter Black Holdings (LSE:
BKP). Peter Black is the United Kingdom's leading supplier and largest manufacturer of private label vitamin, mineral and herbal supplements. In addition, it owns several leading supplement brands and the United Kingdom's No. 2 Direct Marketing Brand. The license grants Peter Black exclusive use of the XGel(TM) FS to produce and sell dietary supplements and non-prescription medicines within the United Kingdom and Republic of Ireland. In addition, Peter Black has conditional exclusivity to serve as a contract manufacturer of dietary supplements and non-prescription medicines within member states of the European Economic Community and the European Free Trade Association. The license is in respect of one XGel(TM) FS. Additional XGel(TM) FS, if and when ordered by Peter Black, will require the purchase of additional licenses. Consideration paid for the license remains confidential at this time. In addition, an annual license fee is payable in respect of the license for the period of ten years or the life of the patent, whichever is the longer term. We have recognized as revenues all cash received thus far from Peter Black. On March 26, 2002 we announced that Peter Black Healthcare Limited had accepted the XGel(TM) Film System under contract. Further, that such acceptance had triggered a contract for a second system. In addition, we announced that Peter Black Healthcare Limited had executed an option to acquire 5 NRobe(TM) versions of the XGel(TM) Film System. Subsequently, Peter Black Healthcare increased to 10 the number of NRobe(TM) XGel(TM) Film Systems under option. Products produced on Peter Black's XGel (TM) FS are undergoing stability tests.

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

On August 30, 2002 the Company executed a worldwide Exclusive License Agreement in respect of a variation of its XGel(TM) technology with a division of Bristol-Myers Squibb Company. As a result of this agreement, the Company has ceased exploring commercial opportunities for its ostomy pouch. For the time being, details of the Worldwide Exclusive License agreement are to be held in strictest confidence at the request of our Licensee.

On July 10, 2001 we completed four agreements with a Spanish pharmaceutical company, Farmasierra, S. L., for: the sale of a full scale XGel(TM) FS; the sale of a license to use our patents in respect of the XGel(TM) technology; the future supply of additional XGel(TM) FS; and, the future supply of XGel(TM) Film for use with the XGel(TM) FS. We believe that the technology covered by these agreements may revolutionize the pharmaceutical industry. The pharmaceutical industry currently uses two types of gelatin-based dosage forms: gelatin soft capsules for liquids and two-piece hard gelatin capsules for powders. These two processes exist because the soft capsule process is essentially wet, and therefore not suitable for use with powders. With the development of a powder fill version of the XGel(TM) FS, pharmaceutical companies will be able to employ just the one process to deliver both liquid and powder products. Further, our Septum technology enables both liquids and powders to be combined in a single capsule and to be released at different times and or sites in the digestive system. We have recognized revenues received to date in respect of the Farmasierra agreements. At the date of this report work on the Farmasierra contracts is progressing satisfactorily.

On July 9, 2001, we extended our product development agreement with The Boots Company PLC (Boots) and negotiated ongoing commercial terms to enable new product concepts to enter consumer trials. The Product Development Agreement was executed in October 2000 to develop a range of innovative new consumer products utilizing BioProgress' unique XGel(TM) FS encapsulation technology. On November 28, 2001, we announced that we had reached a commercial agreement with The Boots Company plc (LSE: BOOT) whereby The Boots Company would use our XGel(TM) Film System to produce samples for consumer trials of an innovative oral dosage form. On April 2, 2002 we announced that we executed stage three of our first Product Development Agreement with Boots following successful consumer acceptability trials of the newly developed products. The Product Development Agreement was first executed in October 2000 and proceeded to stage two during November of last year. The aim of the Product Development Agreement is to develop a range of innovative new consumer products utilizing our unique XGel(TM) FS encapsulation technology. For commercial reasons the specific products and categories are confidential. We have recognized all revenues received thus far from Boots. At the date of this report work on the Boots' project is progressing satisfactorily.

On March 28, 2002, following 18 months development work and evaluation studies, we executed an agreement with Worldwide Consumer Medicines, a division of Bristol-Myers Squibb Company, in respect of a novel application of the XGel(TM) FS. For commercial reasons the specific products and categories are confidential. Phase one of this three phase project has been successfully completed and revenues in respect thereof have been recognized.

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

On September 30, 2002 we announced that we had executed a new product development agreement with a global pharmaceutical company.

On November 27, 2002 we executed a contract with a potential customer whereby the potential customer agreed to pay $1,500,000 for certain rights to evaluate certain of our technologies. Details of the contract are to be held strictly confidential for the time being.

We are continuing to work with major international corporations engaged in pharmaceuticals, consumer durables and confectionery products to determine the suitability of the XGel(TM) FS to replace traditional encapsulation processes and, in some cases, to facilitate new product development not possible with competitive technologies. Most, if not all of our customers are the owners of major product brands. Market sensitivities surrounding such brands call for a high degree of confidentiality. We respect the needs of our customers and therefore refrain from naming them unless we have their full prior approval to do so.

                                COST OF REVENUES

Our cost of revenues decreased from $88,459 in 2001 to $61,315 in 2002. The cost for 2002 primarily consisted of expenditures made by our recently acquired (in
2001) ProDesign Technologies Limited division, including direct labor of $25,081. The remaining expense in 2002 included materials purchased by PTL in satisfaction of a consulting contract and direct materials purchased for use in the XGel(TM) film system. The cost for the 2001 period were primarily comprised of direct labor and materials cost related to development contracts, the largest being our collaboration with Proctor and Gamble in development of XGel(TM) FS variants. We do not expect to incur material cost of revenue expense until we begin shipment of XGel(TM) FS to customers, or unless we enter into additional revenue based consulting and development agreements with our customers.

                      RESEARCH AND DEVELOPMENT EXPENDITURE

Research and development expenditure in first three quarters of 2002 decreased by 92% from $1,082,421 in 2001 to $71,749 in 2002. The reason for the decrease in 2002 is a result of the increased research and development efforts funded by customers in developing new variations of the XGel(TM) FS- specifically, the ingestible products prototype machines (Swallow, Tablet Wrap and NRobe, and Septum engine) and film developments. During 2002 and the latter quarters of 2001, we took several major steps toward commercializing the XGel(TM) FS. During 2002 and 2001, we have expensed as operating costs most continuing research and development expenditures not funded by customers, and intend to capture as cost of revenues only those expenses directly related to inventory of equipment and sale thereof and identifiable costs of consulting engagements.

                                PROFESSIONAL FEES

Professional fees decreased to $394,150 in nine months of 2002 from $1,068,821 in the nine months of 2001. The amount during 2001 is caused largely by increased corporate advice fees related to leverage of our capital structure and other potential equity transactions.

         REALIZED AND UNREALIZED (PROFIT) LOSS ON MARKETABLE SECURITIES

A gain of $8,443 was incurred during the first half of 2002 as compared to a loss of $211,331 in 2001. We have now disposed of the majority of our holdings in marketable securities, with EcoProgress comprising the only remaining investment. The holdings in 2001 were sold to provide working capital and the downwards movements in the capital markets meant that significant losses were realized.

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

                       GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses have increased to $3,175,527 in the first nine months of 2002 from $2,967,405 in the nine months 2001. The material balances classified within general and administrative expenses are discussed below:

Directors and senior management costs. Payments in relation to directors and senior management services have decreased to $369,623 during the first three quarters of 2002 from $1,018,492 during the comparable period of 2001. Since July 1, 2001, the salaries of directors were cut by two thirds and all bonus provisions reversed for a period of twelve months, at which time the salaries were reviewed again and the status quo maintained. Management also continues to pursue other cost cutting measures, and accepted resignation from our Chief Financial Officer, James T.C. Longley. Mr. Longley's responsibilities are being absorbed by existing personnel for the foreseeable future, which is expected to result in lower cost overall during the second half of the year.

Amortization and depreciation. Amortization and depreciation costs have decreased in the nine months of 2002. The charge during the nine months of 2002 was $474,974 compared to $805,709 in the nine months of 2001. The charge for the first half of 2002 includes increased depreciation resulting from higher fixed asset levels which have resulted from our purchase of ProDesign Technology Limited ("PTL") in June of 2001, and the write-off of the goodwill of $167,706 which arose upon that acquisition. Such write-off was deemed appropriate in the current period as a result of the significantly reduced headcount, revenue and operations of the PTL division. The reduction against the first half of 2001 is a result of the charge for amortization of goodwill that arose following the reverse acquisition of Bioprogress Technology Limited in 1998 in 2002 being $nil compared to $339,088 in 2001. The Company has applied the provisions of SFAS 142 and accordingly no longer amortizes the goodwill.

Staff related costs. Staff related costs, which consist primarily of salary costs (other than directors and senior management), recruitment, and traveling have increased to $812,412 in 2002 from $733,451 in 2001. This increase is a result of increases in the headcount as we develop different variations of the XGel(TM) FS and an increase in traveling costs.

Other general and administrative costs. Other costs within the general and administrative area have increased to $1,085,468 in the nine months to September 2002 from $629,125 in the equivalent period of 2001. The following are the major reasons for the changes: A write-off of prepaid costs in respect of the common stock purchase agreement entered into with Fusion Capital Fund II, LLC has meant $630,728 has been charged in the first nine months of 2002 compared with $nil in the 2001. Foreign exchange gains during the nine months of 2002 were $92,002. In the comparable period of 2001, foreign exchange losses were $55,823. As cash balances have been reducing, the Company has not been as adversely affected by adverse foreign currency fluctuations. Other expenses within this category, which include such items as office overheads (rent, stationery, maintenance and similar categories) decreased in line with expectations due to the Company's review of operations in 2001 and implementation during 2002.

General administration charges are likely to stabilize or slightly decrease during the latter half of 2002 as a result of our review of operations and cost reduction measures and controls implemented in late 2001. We continue to make efforts to minimize day-to-day overheads and periodic reviews of overhead costs continue to be undertaken internally.

                              LOSS FROM OPERATIONS

The result of the above is that a loss from operations of $2,276,488 was generated in the first nine months half of 2002 compared to a loss of $5,516,959 in the first nine months of 2001. We expect that costs will stabilize or slightly decrease during the forthcoming quarters as a result of management review of operations and cost reduction measures and controls implemented in late 2001 and as the frequency in delivery of machines increases. At the end of the period subject of this report there is currently $50,000 of deferred income that is expected to be released in December 2002 and beyond as revenue recognition criteria are met.

                       SHARE OF LOSS OF EQUITY INVESTMENT

During 2000, we invested an initial $50,000 in The Healthy Forum. We continue to offer financial support by way of loan. The Healthy Forum has been formed to build a global well-being brand in the complimentary medical and specialty food sectors. The principal products of The Healthy Forum are feminine hygiene, beneficial foods and vitamins, minerals and supplements. During the first half of 2002, we have taken a charge to profit and loss in respect of our share of the losses of The Healthy Forum of $199,790, as compared to $209,390 in the first half of 2001. In April 2001, we increased our shareholding in The Healthy Forum from 29.9% to 46.6% for a total of $620,000 by way of $120,000 cash and $500,000 settlement of debt. Additionally, we provided The Healthy Forum with cash loans throughout since that time, including first half of 2002 advances totaling $28,000, and accepted a note receivable for $420,378 for their purchase on March 28, 2002 of our property at Norwood Road, March, Cambridgeshire, UK. Comparatively, we loaned The Healthy Forum an additional $130,500 during the first half of 2001.

Subsequent to the period of this report THF served notice on the Company alleging that the 5,843,750 shares of THF owned by the Company are partly paid and requested the payment of (pound)337,459.71 ($526,909.59), failing which, the shares owned by the Company would be forfeited. We vehemently dispute this allegation and have served THF with a Statement of Claim demanding, inter alia, that it withdraws its allegation, see "Litigation".

                           PROVISION FOR INCOME TAXES

No provision has been made for income taxes in 1999, 2000 or 2001 or the first three quarters of 2002 as a result of the losses we have incurred. We have provided a 100% valuation allowance against the deferred tax asset arising on the net operating losses due to the uncertainty of their ultimate realization.

                 DIVIDENDS PAYABLE AND ACCRETION OF COMMON STOCK

During the first nine months of 2002 a charge of $177,073 was recorded, as compared to $167,963 for the first nine months in 2001, for accretion of preferred stock to increase the loss available to common shareholders. This is incurred due to a substantially increased issuance of Series B Preferred Stock during 2001, with the difference that arises between the subscription price and redemption value being charged to equity. Dividends of $15,178 were paid during the first three quarters f 2002 compared to nil in the prior year.

                         LIQUIDITY AND CAPITAL RESOURCES

Since its inception, we have financed our operations primarily through the private sale of preferred stock to accredited investors and more recently through sales of common stock units on a private placement basis. As at September 30, 2002 and December 31, 2001, we had a net bank overdraft which totaled $580,265 and $326,887, respectively. During the first three quarters of 2002, we received $722,183 from sale of units and of Series B Preferred Stock shares at par value as compared to $1,462,918 from the sale of units and of Series B Preferred Stock during the first three quarters of 2001. These proceeds were used for general working capital purposes, including research & development and the building, design and upgrade of further plant and machinery for our new Hostmoor location.

In December, 2001 we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC a Chicago based institutional investor, whereby Fusion Capital agreed to buy up to $6.0 million of our common stock. The commencement of the funding is subject to certain conditions including the effectiveness of a registration statement we issued 970,350 shares to Fusion Capital as a prepaid cost of the transaction. The proceeds from the funding will be used for working capital and general corporate purposes. We have the right to control the timing and the amount of stock sold to Fusion Capital. The purchase price of the shares to be sold to Fusion Capital will be based upon the market price of our common stock at the time of sale without any fixed discount. BioProgress intends to periodically evaluate market conditions and its capital needs in order to determine the timing and the amount of stock it will sell to Fusion Capital. We intend to sell shares of common stock to Fusion Capital opportunistically only under favorable market conditions. On September 13, 2002 we were informed verbally by an officer of Fusion Capital of their intention to terminate the contract on September 16, 2002. On September 16, 2002 we received from Fusion Capital formal notification that it had terminated the contract. At the time we filed our report for the period ending June 30, 2002 we reported that our directors had not had time to consult on the matter with counsel. In any event, at a meeting of the directors held on September 9, 2002 it was resolved that, because of general market conditions and other funding initiatives commenced and in hand, we would not be progressing with the Fusion contract in the foreseeable future, if at all. Accordingly, we believe that termination of the Fusion contract, if in fact it is terminated, will have immaterial or no impact on the Company's plans. In the event of termination, Fusion Capital retains the 970,350 shares previously issued. Our directors have subsequently formed the view that Fusion Capital has no grounds for terminating the contract. Accordingly, we intend to serve notice on Fusion Capital demanding the return to the Company of the 970,350 shares issued to Fusion pursuant to the contract.

Starting in February, 2002, the Company has entered into agreements with certain accredited investors for the issue of 1,070,750 shares common stock and 2,141,500 warrants, exercisable at various prices for a term of five years, for cash consideration totaling $713,500, which was received in the first half of 2002. The agreements are pursuant to an offering by the Company for the sale up to 600 "units" of its equity at a price of $5,000 per unit. Each unit is comprised of 7,500 shares of unregistered common stock and 6 warrants, each such warrant expiring on December 31, 2006 and each exercisable for 2,500 common shares at purchase prices which range from $1.00 up to $10.00. The company believes the warrants currently have a nominal fair value and accordingly no fair value has been assigned to the warrants issued. The Company committed to have declared "effective" the registration of the common shares issued in this private placement by September 30, 2002, or otherwise issue an additional 1/10th unit (to a maximum of 90%) for each full month beyond that date through such time as declaration of effectiveness has been achieved. At the time of this report we have not registered the common shares subject of the units and will, therefore, be issuing additional 1/10th units as appropriate and in due course. An application to register shares requires financial statements to be current within 30 days of the date upon which such an application is submitted. The demise of Andersen and subsequent time taken to appoint new independant accountants made it impracticable for the Company meet the requirements of an application to register the common shares subject of the units. The Company intends to proceed with an application to register the common shares subject of the units as soon as it is practible.

We are in discussion with several parties regarding joint ventures, license agreements and distribution agreements for its XGel(TM) FS and derived products. On November 27, 2002 we executed an agreement with a potential customer who agreed to pay a sum of $1,500,000 for certain rights to evaluate certain of our technologies. We also continue to investigate a number of other long-term funding scenarios and opportunities.

The Company may require additional financing in order to fund the growth potential of the Company. Management estimates that additional financing may be required to fulfill the Company's working capital requirements for a period up to the point at which net sales revenues could sustain the Company's day to day operations and also enable the Company to further accelerate its growth both organically and maybe through acquisition. There can, however, be no assurance that any additional financing, either debt or equity financing, will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing if and when needed, could have a material adverse affect on the Company's business, results of operations and financial condition.

                               EXERCISE OF OPTIONS

On November 18, 2002 certain directors and officers exercised options to purchase common shares of the Company as follows:

------------------------------------------------------------------------------------------------
Name                   Position          Options Exercised at $0.35   Options Exercised at $0.75
------------------------------------------------------------------------------------------------
Barry J. Muncaster     Chairman & CEO              100,000                       20,000
------------------------------------------------------------------------------------------------
Graham R. Hind         Director                    100,000
------------------------------------------------------------------------------------------------
Malcolm D. Brown       Director                    100,000                       20,000
------------------------------------------------------------------------------------------------

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

                         FOREIGN CURRENCY EXCHANGE RISK

With sales and services offices in the United States and the United Kingdom, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Historically, our primary exposure has been non-dollar-denominated operating expenses and sales by our U.K. subsidiary. The introduction of the Euro as a common currency for members of the European Monetary Union, of which the United Kingdom is not a member, occurred in January 1999. To date, we have not seen any impact of the Euro on foreign exchange exposure. We are prepared to hedge against fluctuations in the British Sterling, Euro or other foreign currency if the exposure becomes material. As of September 30, 2002, our material non-dollar-denominated assets and liabilities primarily consisted of cash, accounts receivable and accounts payable denominated in British Sterling.

                                   LITIGATION

On October 4, 2002 we received notice from THF calling on the Company to pay (pound)337,459.71 ($526,909.59) in respect of its 5,843,750 shares of THF, which THF has alleged are partly paid. On October 28, 2002 we served notice on THF that we intended to petition the court seeking an injunction to restrain THF from taking any action to forfeit our shares. Upon receiving such notice THF agreed to defer any action in respect of its allegations pending resolution of the claim.

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

Date: December 04, 2002
                                                By:  /s/ Barry J Muncaster
                                                     Barry J Muncaster
                                                     Chief Executive Officer


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

Date: December 04,  2002
                                                By:  /s/ Elizabeth Edwards
                                                     Elizabeth Edwards
                                                     Chief Financial Officer

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

b. Form 8-K

On September 24, 2002 the Company filed a report on Form 8-K advising of the resignation of Andersen as its auditors and reporting accountants.

On November 27, 2002 the Company filed a report of Form 8-K advising of the appointment of Grant Thornton as it new auditors and reporting accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   BioProgress Technology International, Inc.
                                  (Registrant)


Date:  December 4, 2002           By:    /s/ Barry J. Muncaster
                                     ---------------------------------------
                                             Barry J. Muncaster
                                             Chief Executive Officer
                                     (Signing on behalf of the registrant
                                     and as principal financial officer)