Form 10-Q/A
period 2002-09-30
BIOPROGRESS TECHNOLOGY INTERNATIONAL INC
filed 2002-12-16
CIK 928958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

    X             Quarterly report pursuant to Section 13 or 15(d) of the
----------        Securities Exchange Act of 1934 for the Quarterly Period Ended
                  September 30, 2002 or

    X             Transition Report pursuant to Section 13 or 15(d) of the
----------        Securities Exchange Act of 1934


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

         Consolidated Statement of Operations for the nine months ended
         September 30, 2002 and 2001...........................................4

         Consolidated Statement of Cash Flows for the nine months ended
         September 30, 2002 and 2001...........................................5

         Notes to Financial Statements (unaudited).............................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........18

Item 4.  Controls and Procedures..............................................18

PART II - OTHER INFORMATION...................................................21

Item 6.  Exhibits and Reports on Form 8-K.....................................21

         SIGNATURES..........................................................S-1

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                               September 30, 2002
                                                                   (unaudited)       December 31, 2001
                                                               ------------------    -----------------
                                                                       $                    $
CURRENT ASSETS
Cash and cash equivalents                                                  11,396                5,851
Marketable securities                                                        --                210,630
Accounts receivable                                                       101,578              193,388
Amounts due from related parties                                          604,715              484,085
Prepaid expenses and other current assets                                 592,035            1,356,187
                                                                        ---------           ----------

Total current assets                                                    1,309,724            2,250,141

FIXED ASSETS
Property, plant and equipment, net                                        627,621            1,383,673

EQUITY INVESTMENTS, net                                                   693,420              559,377

INTANGIBLE ASSETS
Trademarks, licenses, patents, net                                        855,971              958,200
Goodwill                                                                4,747,213            4,914,919
                                                                        ---------           ----------
TOTAL ASSETS                                                            8,233,949           10,066,310
                                                                        =========           ==========
CURRENT LIABILITIES
Bank overdraft                                                            580,265              332,738
Accounts payable                                                        1,143,506              749,594
Amounts owed to related parties                                           534,653              377,219
Accrued expenses and other current liabilities                            988,813              880,550
Deferred revenue                                                           50,000            1,326,900
                                                                       ----------           ----------
Total liabilities                                                       3,297,237            3,667,001
                                                                       ----------           ----------

Redeemable convertible preferred stock, Series A, par value $1.00           4,140                3,900
Redeemable convertible preferred stock, Series B, par value $2.50         262,320              602,970
                                                                       ----------           ----------
                                                                          266,460              606,870
                                                                       ----------           ----------

STOCKHOLDERS' EQUITY Common stock, $0.001 par value:
75,000,000 shares authorized
49,028,879 shares issued and outstanding (2001: 47,631,527)                49,029               47,632

Additional paid-in capital                                             26,017,424           24,724,050
Accumulated deficit                                                   (21,380,058)         (19,103,570)
Accumulated other comprehensive income                                    (16,143)             124,327
                                                                       ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                              4,670,252            5,792,439
                                                                       ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              8,233,949           10,066,310
                                                                       ==========           ==========

THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS.

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                                              Three Months Ended
                                                                                 September 30,
                                                                         -----------------------------
                                                                             2002               2001
                                                                              $                   $
                                                                         ----------         ----------
Net revenues                                                              1,470,325             71,486

COSTS AND EXPENSES

Costs of revenues                                                               199              2,373

Research and development                                                      1,503            148,434

Professional fees                                                            60,898            133,246

Realized and unrealized loss (profit) on marketable securities              142,982            211,331

General and administrative expenses                                         672,604            658,579
                                                                         ----------         ----------

Total cost and expenses                                                     878,186          1,153,963
                                                                         ----------         ----------

Profit (Loss) from operations                                               592,139         (1,082,477)

Share of loss from equity investment                                       (117,925)          (112,541)
                                                                         ----------         ----------

Net profit (loss)                                                           474,214         (1,195,018)

Dividend payable and accretion of preferred stock                               (--)          (167,963)
                                                                         ----------         ----------
Net profit (loss) applicable to common stockholders                         474,214         (1,362,981)
                                                                         ==========         ==========

Net profit (loss) per common share - basic                                     0.01              (0.03)
                                                                         ==========         ==========
                                   - diluted                                   0.01              (0.03)
                                                                         ==========         ==========
Weighted average number of common shares - basic                         48,881,652         45,665,184
                                                                         ==========         ==========
                                         - diluted                       49,241,435         45,665,184
                                                                         ==========         ==========




THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS.

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                       Nine Months Ended
                                                                          September 30,
                                                                  -----------------------------
                                                                      2002               2001
                                                                       $                   $
                                                                  ----------         ----------
Net revenues                                                       2,070,756            724,774

COSTS AND EXPENSES

Costs of revenues                                                     61,315             88,459

Research and development                                              71,749          1,082,412

Professional fees                                                    394,150          1,068,821

Realized and unrealized profit on marketable securities              134,539            444,060

General and administrative expenses                                3,175,527          2,967,405
                                                                  ----------         ----------

Total cost and expenses                                            3,837,280          5,651,157
                                                                  ----------         ----------

Loss from operations                                              (1,766,524)        (4,926,383)

Share of loss from equity investment                                (317,716)          (322,443)
                                                                  ----------         ----------

Net loss                                                          (2,084,240)        (5,248,826)

Dividend payable and accretion of preferred stock                   (192,248)          (268,133)
                                                                  ----------         ----------

Net loss applicable to common stockholders                        (2,276,488)        (5,516,959)
                                                                  ==========         ==========

Net loss per common share - basic and diluted                          (0.05)             (0.12)
                                                                  ==========         ==========
Weighted average number of common shares - basic and diluted      48,207,530         45,657,091
                                                                  ==========         ==========


       THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS.

          BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOW



                                                                          (Unaudited)
                                                                       Nine Months Ended
                                                                          September 30,
                                                                  -----------------------------
                                                                      2002               2001
                                                                       $                   $
                                                                  ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          (2,084,240)        (5,248,826)

Adjustments to reconcile net loss to net cash
used in operating activities
Impairment of goodwill                                               167,706                 --
Depreciation and amortization                                        342,863            508,632
Share of loss of associate                                           317,715            321,931
Realized and unrealized loss on marketable securities                210,630            363,840
Loss on disposition of fixed assets                                  216,252            139,483
Accretion of Warrants                                                     --           (138,000)
Write-off prepaid expense                                            630,728                 --

Changes in operating assets and liabilities:

Accounts receivable                                                   91,810            399,759
Amounts receivable from related parties                             (120,630)          (503,558)
Prepaid expenses and other current assets                            133,423           (325,394)
Deferred revenue                                                  (1,276,900)          (403,005)
Accounts payable                                                     393,912            422,556
Accrued expenses and other current liabilities                       265,697            206,925
                                                                  ----------         ----------
Net cash used in operating activities                               (711,034)        (3,945,448)
                                                                  ==========         ==========

Cash flows from investing activities:

Purchases of property and equipment                                 (121,212)          (710,074)
Net purchase of investments                                               --            (79,615)
Amounts advanced to equity investment                                (28,715)          (601,400)
Dividends paid                                                       (30,018)                --
Cash acquired from acquisition                                            --             14,908
                                                                  ----------         ----------
Net cash used in investing activities                               (179,945)        (1,376,181)
                                                                  ==========         ==========
Cash flows from financing activities:

Proceeds from sale of preferred stock                                     --          1,462,918
Proceeds from sale of new units                                      792,136                 --
Bank overdraft                                                       247,527            262,099
                                                                  ----------         ----------
Net cash provided by financing activities                          1,039,663          1,725,017
                                                                  ----------         ----------
Effects of exchange rate changes on cash and cash equivalents       (143,139)           (52,444)
                                                                  ----------         ----------
Net increase (decrease) in cash and cash equivalents                   5,545         (3,649,056)

Cash and cash equivalents, at beginning of period                      5,851          3,818,717
                                                                  ----------         ----------
Cash and cash equivalents, at end of period                           11,396            169,661
                                                                  ==========         ==========

                                       3

          BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOW (CONTINUED)

                                                                          (Unaudited)
                                                                       Nine Months Ended
                                                                          September 30,
                                                                  -----------------------------
                                                                      2002               2001
                                                                       $                   $
                                                                  ----------         ----------
CASH PAID (RECEIVED) DURING THE PERIOD FOR
Interest                                                             12,296            (51,469)
Income taxes                                                             --                 --


NONCASH INVESTING AND FINANCING ACTIVITIES

The company sold its premises at Norwood Road for a total consideration of $420,374. This consideration was in the form of a note receivable.

During the period, $502,640 and $1,422,146 of Redeemable convertible preferred series B stock was converted into common stock during the years ended 31 December 2002 and 2001 respectively.

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

                                                        Three Months                       Nine Months
                                                        Ended Sept 30,                    Ended Sept 30,
                                                 ---------------------------       ----------------------------
                                                    2002             2001             2002             2001
                                                    ----             ----             ----             ----
Reported net profit (loss)                       $  474,214      ($1,195,018)      ($2,084,240)     ($5,248,826)
Goodwill amortization                              (169,544)         169,544          (508,632)         508,632
                                                 ----------      -----------       -----------      -----------
Adjusted net profit (loss)                       $  304,670      ($1,025,474)      ($2,592,872)     ($4,740,194)
                                                 ==========      ===========       ===========      ===========
Reported net profit (loss) per common share      $     0.01       $    (0.03)       $    (0.04)      $   ( 0.12)
Goodwill amortization                                    --               --        $    (0.01)      $    (0.02)
                                                 ----------      ------------      -----------      -----------
Adjusted net profit (loss) per common share      $     0.01       $    (0.03)       $    (0.05)      $    (0.10)
                                                 ==========      ============      ===========      ===========

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

On November 27, 2002 we executed a contract with a potential customer whereby the potential customer agreed to pay in excess of a seven figure sum for certain rights to evaluate certain of our technologies. Details of the contract are to be held strictly confidential for the time being.

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

                      RESEARCH AND DEVELOPMENT EXPENDITURE

Research and development expenditure in first three quarters of 2002 decreased by 92% from $1,082,421 in 2001 to $71,749 in 2002. The reason for the decrease in 2002 is a result of the increased research and development efforts funded by customers in developing new variations of the XGel(TM) FS - specifically, the ingestible products prototype machines (Swallow, Tablet Wrap and NRobe, and Septum engine) and film developments. During 2002 and the latter quarters of 2001, we took several major steps toward commercializing the XGel(TM) FS. During 2002 and 2001, we have expensed as operating costs most continuing research and development expenditures not funded by customers, and intend to capture as cost of revenues only those expenses directly related to inventory of equipment and sale thereof and identifiable costs of consulting engagements.

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

Subsequent to the period of this report THF served notice on the Company alleging that the 5,843,750 shares of THF owned by the Company are partly paid and requested the payment of (pound)337,459.71($526,909.59), failing which, the shares owned by the Company would be forfeited. We vehemently dispute this allegation and have served THF with a Statement of Claim demanding, inter alia, that it withdraws its allegation, see "Litigation".

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

Starting in February, 2002, the Company has entered into agreements with certain accredited investors for the issue of 1,070,750 shares common stock and 2,141,500 warrants, exercisable at various prices for a term of five years, for cash consideration totaling $713,500, which was received in the first half of 2002. The agreements are pursuant to an offering by the Company for the sale up to 600 "units" of its equity at a price of $5,000 per unit. Each unit is comprised of 7,500 shares of unregistered common stock and 6 warrants, each such warrant expiring on December 31, 2006 and each exercisable for 2,500 common shares at purchase prices which range from $1.00 up to $10.00. The company believes the warrants currently have a nominal fair value and accordingly no fair value has been assigned to the warrants issued. The Company committed to have declared "effective" the registration of the common shares issued in this private placement by September 30, 2002, or otherwise issue an additional 1/10th unit (to a maximum of 90%) for each full month beyond that date through such time as declaration of effectiveness has been achieved. At the time of this report we have not registered the common shares subject of the units and will, therefore, be issuing additional 1/10th units as appropriate and in due course. An application to register shares requires financial statements to be current within 30 days of the date upon which such an application is submitted. The demise of Andersen and subsequent time taken to appoint new independent accountants made it impracticable for the Company meet the requirements of an application to register the common shares subject of the units. The Company intends to proceed with an application to register the common shares subject of the units as soon as it is practicable.

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

                               EXERCISE OF OPTIONS

On November 18, 2002 certain directors and officers exercised options to purchase common shares of the Company as follows:

Name                            Position                    Options Exercised at $0.35             Options Exercised at $0.75
----                            --------                    --------------------------             ---------------------------
Barry J. Muncaster              Chairman & CEO                         100,000                                 20,000

Graham R. Hind                  Director                               100,000

Malcolm D. Brown                Director                               100,000                                 20,000


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

                                   LITIGATION

On October 4, 2002 we received notice from THF calling on the Company to pay (pound)337,459.71($526,909.59) in respect of its 5,843,750 shares of THF, which THF has alleged are partly paid. On October 28, 2002 we served notice on THF that we intended to petition the court seeking an injunction to restrain THF from taking any action to forfeit our shares. Upon receiving such notice THF agreed to defer any action in respect of its allegations pending resolution of the claim.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Barry J. Muncaster, President and Chief Executive Officer of BioProgress Technology International, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-Q of BioProgress Technology International, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002
                                        By: /s/ Barry J Muncaster
                                            -----------------------
                                            Barry J Muncaster
                                            Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Elizabeth Edwards, Chief Financial Officer of BioProgress Technology International, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-Q of BioProgress Technology International, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002
                                 By: /s/ Elizabeth Edwards
                                     -----------------------
                                     Elizabeth Edwards
                                     Chief Financial Officer

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

The following exhibits are included herein:

3.1 (c)     Articles of Incorporation and Amendments. (4)
3.1 (d)     Articles of Incorporation and Amendments. (5)
3.2 (b)     Bylaws. (2)
4.1         Specimen stock certificate. (1)
10.1        Partnership Agreement dated October 20, 1993, among the Company,
            Costner Industries, Inc., a California corporation, Jack Bitterly and Steve Bitterly. (1)
10.2        Asset Purchase Agreement dated October 20, 1993, among the Company, the Partnership, Jack Bitterly, Steve Bitterly, Bruce Swartout, U.S.
            Flywheel, Inc., a California corporation and Sunbird Technologies,
            Inc. (1)
10.3        U.S. Flywheel Systems Unit Purchase Agreement dated July 16, 1994, between the Company and Costner Industries, Inc. (1)
10.4        Straight Note dated October 21, 1993, between the Company and
            Sunbird. (1)
10.5        Consulting Agreement dated October 20, 1993, between the Partnership and Bruce Swartout. (1)
10.6        Asset Purchase Agreement dated May 31, 1996, changing name and domicile to Nevada and reverse splitting outstanding capitalization and increasing authorized capital. (2)
10.7        Reorganization Agreement between the Company and Famous Sam's. (2)
10.8        Liquidating Trust. (2)
10.9        Recision Agreement. (4)
10.10       Reorganization Agreement between the Company and BioProgress
            Technology. (4)
10.11       Acquisition Agreement - DHA Nutrition (5)
10.12(a)    Acquisition Agreement - BioProgress Limited (UK) (5)
10.12(b)    Amendment to Acquisition Agreement - BioProgress Limited (UK) (5)
10.13       Employment Agreement - Barry J. Muncaster (5)
10.14       Employment Agreement - James T. C. Longley (5)
10.15       Employment Agreement - Malcolm D. Brown (5)
10.16       Employment Agreement - Edward I. Nowak (5)
10.17       Employment Agreement - Graham Hind (5)
10.18       Professional Services Agreement - The Jade Partnership
            International, Inc. (5)
10.19       Professional Services Agreement - Company and Ormiston-Gore
            Securities Limited (5)
10.20       Professional Services Agreement - BTL and Ormiston-Gore Securities
            Limited (5)
10.21       TruTona Purchase Agreement (5)
10.22       EcoProgress License (5)
10.23       Employment Agreement - Gregory L. Bowers (6)
10.24       Exclusive Evaluation Agreement, dated February 18, 2000 between the
            Company and the Fortune 500 company (6) 10.25 Technology
            Collaboration Agreement for the Development of Non-Gelatin
            Paintballs, dated March 7, 2000 between the Company and JT USA (6)
10.26       Agreement for Supply of Prototype Machine, dated July 24, 2000 between the Company and Peter Black (7)
10.27       Machine Supply Agreement, dated July 24, 2000 between the Company and Peter Black (7)
10.28       Patent License Agreement, dated July 24, 2000 between the Company and Peter Black (7)
10.29       Guarantee by BTL in favor of Peter Black, dated July 24, 2000 (7)
10.30       Option Agreement - Barry J. Muncaster (7)
10.31       Option Agreement - Edward Nowak (7)
10.32       Option Agreement - Gregory L. Bowers (7)
10.33       Option Agreement - Graham R.M. Hind (7)
10.34       Option Agreement - James T.C. Longley (7)
10.35       Option Agreement - Larry C. Shattles (7)
10.36       Option Agreement - Malcolm D. Brown (7)
10.37       Stock Purchase Agreement - Fusion Capital (7)
10.38       Premises lease - Hostmoor property (8)
10.39       Agreement to lease - Hostmoor property (8)
10.40       Agreement for Supply of Prototype Machine, dated July 10th, 2001 between the Company and Farmasierra, S.A. (8)
10.41       Machine Supply Agreement, dated July 10th, 2001 between the Company and Farmasierra, S.A. (8)

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

----------------
(1) Filed as an exhibit to the Company's Registration Statement on Form 10-SB dated August 23,1994, or October 21, 1994 (Registration No. 0-24736).
(2) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1995.
(3) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1996.
(4) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1997.
(5) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1998.
(6) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1999.
(7) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 2000.
(8) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 2001.

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

                   BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.
                                  (Registrant)





Date: December 12, 2002                By:    /s/ Barry J. Muncaster
                                         ---------------------------------------
                                               Barry J. Muncaster
                                               Chief Executive Officer

                                      (Signing on behalf of the registrant
                                      and as principal financial officer)


                                  END OF FILING