Form 10KSB
period 2002-12-31
BIOPROGRESS TECHNOLOGY INTERNATIONAL INC
filed 2003-05-19
CIK 928958

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

for the fiscal year ended: December 31, 2001

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

for the transition period from

             to

Commission file number: 0-24736

BioProgress Technology  International, Inc.

(Name of small business issuer in its charter)

Nevada	88-0361701
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

9055 Huntcliff Trace, Atlanta, Georgia	30350-1735
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (770) 649-1133;

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year: $ 2,317,571

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: On April 25, 2003, the closing price for the shares of common stock of registrant, which is the sole voting stock outstanding, of registrant, was $0.28, as reported on IDD Information Services. On April 25, 2003, there were approximately 50,570,867 shares of common stock issued and outstanding, and affiliates held 14,520,490 shares of this stock. The aggregate market value of the voting stock held by non-affiliates as of April 25, 2003 approximated $10,094,105.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of April 25, 2003, there were approximately 50,570,867 shares of common stock outstanding.

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

Item 1.    Description of Business.

History

In June 1991, U.S. Flywheel, Inc., a Californian company and a subsidiary of Sunbird Technologies, Inc., a Utah corporation (“Sunbird Technologies”) acquired three patents and a license relating to flywheel technology from Sunbird Technologies and its affiliates in exchange for common shares, par value $.001 per share, of U.S. Flywheel, Inc. “Common Stock”. These shares of Common Stock were subsequently distributed to the shareholders of Sunbird Technologies after registration with the U.S. Securities and Exchange Commission (“Commission”). U.S. Flywheel, Inc. subsequently transferred its flywheel technology to a partnership in exchange for a minority interest in the partnership. The partnership interest of U.S. Flywheel, Inc. was subsequently sold, after which U.S. Flywheel, Inc. began its search for a business in which to engage. In May 1996 U.S. Flywheel, Inc. sold all of its assets and liabilities to Famous Sam’s Group, Inc., a Nevada corporation incorporated in 1996, in exchange for shares in Famous Sam’s Group, Inc. which were distributed to the stockholders in U.S. Flywheel Inc. Famous Sam’s Group Inc. briefly was a restauranteur.

On November 17, 1997, Famous Sam’s Group Inc. entered into an agreement (the “Reorganization Agreement”) with BioProgress Technology, Inc., a Colorado corporation (“BioProgress Technology Colorado”). Pursuant to the Reorganization Agreement, Famous Sam’s Group Inc. acquired all of the outstanding capital stock of BioProgress Technology Colorado in exchange for 4,000,000 post-split shares of Common Stock, after giving effect to a reverse one for five stock split approved by the then majority shareholder of Famous Sam’s Group Inc. on October 21, 1997.

In conjunction with the execution and delivery of the Reorganization Agreement, Famous Sam’s Group Inc. entered into an agreement (the “BioProgress Technology Limited Option Agreement”) with certain of the shareholders of BioProgress Technology Limited, an entity incorporated in England and Wales. BioProgress Technology Colorado acquired approximately 62% of BioProgress Technology Limited on November 11, 1998, and the remaining approximately 38% of BioProgress Technology Limited on December 31, 1998, issuing an aggregate of 22,818,446 shares of Common Stock as the sole consideration for the acquisition. BioProgress Technology Limited is the company originally responsible for research and development of our product lines. In addition, in November 1997, BioProgress Technology International and BioProgress Technology Limited entered into an exclusive distribution agreement pursuant to which the BioProgress Technology International became the exclusive distributor in the United States and Canada of any products created by BioProgress Technology Limited. Currently, these products are XGel(TM) film system and XGel(TM) film. The exclusive distribution agreement terminates upon the later of 20 years from the first commercial sale of BioProgress Technology Limited’s products or the expiration of the last valid utilized patent.

In December 1997, Famous Sam’s Group Inc. changed its name to BioProgress Technology International, Inc.

On August 12, 1998, BioProgress Technology acquired D.H.A. Nutrition Limited, a company incorporated in England and Wales, as a wholly owned subsidiary in exchange solely for 400,000 shares of Common Stock. The agreement provided that the number of shares which BioProgress Technology issued in the acquisition of D.H.A. Nutrition Limited could be increased by an aggregate of 600,000 shares based upon cumulative gross revenue targets in respect of D.H.A. Nutrition Limited’s feed and food supply sales, but such targets were not met. The sole asset of D.H.A. Nutrition Limited on the date of acquisition was an agreement with Martek Biosciences Corporation, a U.S. corporation whose securities trade on the Nasdaq National Market System, which is currently inactive. However, we gained direct access to several leading retailers in the United Kingdom by acquiring D.H.A. Nutrition Limited, which, we believe, will offer the potential to expand the customer base for a proposed line of vegetarian soft-capsule dietary supplements by BioProgress Technology Limited.

On February 15, 1999, BioProgress Technology acquired from TruTona International, Inc., a privately-held Atlanta-based corporation (“TruTona”), patents, licenses and trademarks relating to a broad range of products, including an award winning range of flushable and biodegradable disposable products designed by TruTona. BioProgress Technology paid the sellers of TruTona $1,500,000 in the acquisition, half in the form of 1,875,000 shares of Common Stock and half in cash.

On April 5, 1999, BioProgress Technology entered into a license with EcoProgress Canada Holdings, a Canadian company with securities traded on the Vancouver Stock Exchange. The license was granted for the sum of $1,500,000, and gives EcoProgress the exclusive right to manufacture, sell and distribute anywhere in the world a line of flushable and biodegradable disposable products employing certain intellectual property that we acquired from TruTona. The transaction also included the sale to EcoProgress of certain assets acquired from TruTona, including trademarks and certain products. EcoProgress paid $380,000 cash at closing and the remaining $1,120,000 was paid through the issuance of 1,066,667 shares of registered common stock in EcoProgress (which BioProgress Technology has subsequently sold).

On July 6, 2001 we announced the completion of the acquisition of ProDesign Technology Limited. ProDesign Technology Limited is a specialist design house skilled in the use of Pro-E computer aided design techniques. After the acquisition this team completed its third party design work and now works exclusively on our product research and development. During the fourth quarter of 2002, we determined that the goodwill on this acquisition had been impaired due to technological developments and as such the goodwill was written down to zero.

On August 27, 2002 BioProgress Technology International announced that it had executed an amendment to the license agreement held by EcoProgress. BioProgress Technology International waived all outstanding royalties due to it from EcoProgress and agreed to waive all future royalties that would accrue in respect of sales of all products produced by EcoProgress under the terms of the Exclusive License Agreement. In addition, BioProgress Technology International and EcoProgress agreed to a mutual release of all obligations under the Research and Development Agreement between the parties. In consideration for an agreement to amend the exclusive License Agreement, EcoProgress has irrevocably waived any and all rights it may have or may have had to participate in the ownership and commercialization of BioProgress Technology International’s technology as employed in ostomy products. BioProgress Technology International will pay EcoProgress a royalty of 5% of all proceeds it receives on any account from its ostomy products to a maximum cumulative amount of US $1,000,000.

BioProgress Technology International purchased 5,843,750 shares of common stock, representing approximately 46.6% of the outstanding equity of The Healthy Forum during April 2000 and April 2001. The Healthy Forum is designing a range of food products, dietary supplements and mineral beverages, and promoting selected supplemental products not necessarily designed by The Healthy Forum, to be marketed under the Health Matters(TM) brand and targeted at the well-being segment of the mass food and beverage market. BioProgress Technology International has now agreed to grant The Healthy Forum an exclusive license to employ a version of the XGel(TM) film system Septum(TM) technology to produce some of The Healthy Forum’s unique formulations.

Overview of Our Business

BioProgress Technology is engaged in the research, development, marketing, sales and distribution of products that use water soluble and biodegradable films for the dietary supplement, pharmaceutical, recreational and cosmetic industries and other applications. BioProgress Technology also develops flushable and biodegradable products for the medical industry. BioProgress Technology operates through three wholly owned subsidiaries, BioProgress Technology, Inc., BioProgress Technology Limited (UK) and ProDesign Technology Limited (UK) and (collectively with BioProgress Technology International, “we,” “our” or the “Company”). BioProgress Technology also own a significant minority interest in The Healthy Forum Limited. Our principal research and development operations are in England.

Our primary focus is on the development and commercialization of our unique and proprietary process, the XGel(TM) film system (“XGel(TM)”), which comprises the equipment used to encapsulate ingredients in our XGel(TM) film. The first commercial version of the XGel(TM) film system, known as Swallow(TM), is used to produce soft capsules that are free from gelatin and other animal by-products. Soft capsules are commonly recognized as products that contain a wide variety of liquid fillings in ingestible form, such as vitamin, herbal and mineral supplements and as oral delivery systems for drugs. We have also developed a non-ingestible form, known as NIM(TM) for applications such as paintballs and toiletries (such as bath and aromatherapy oils). Three additional versions of the XGel(TM) film system are in development and available in prototype form. The first additional version, known as TabletWrap(TM), aims to replace coating processes employed in the production of tablets. The second additional version, known as NRobe(TM), aims to encapsulate powders in a continuous process thereby eliminating the need for two piece hard shell capsules. The third additional version, known as Septum(TM), enables the encapsulation of two non-compatible active ingredients in the same capsule separated by a membrane of XGel(TM) film. Collectively, the five versions of the XGel(TM) film system aim to provide a cost effective and animal-free encapsulation process for liquids, tablets and powders, thereby addressing the needs of the entire existing market for oral dosage forms while providing novel delivery mechanisms which we believe are not possible with traditional processes.

We believe there is an increasing demand for our non-gelatin capsules. Gelatin is a protein which is predominantly derived from animal renderings. A number of industry and consumer trends are driving the need to replace gelatin as an encapsulation material. Among them are:

•	Health and safety concerns,

•	Religious, ethnic and moral beliefs,

•	Efficacy of the material and process, and

•	New product development.

Our current business model envisions the following elements:

•	Sell licenses to use our intellectual property vested in the XGel(TM) film systems,

•	Sell XGel(TM) film systems,

•	Sell XGel(TM) film for use with XGel(TM) film systems,

•	Offer research and development services to assist licensees to gain maximum benefit from the license and,

•	Offer research and development services to customers seeking new product innovations involving XGel film or film systems.

We anticipate that the resultant business model will benefit our business in the following ways:

•	Licensing will eliminate the requirement for us to make a large capital investment to establish Company-owned Good Manufacturing Practices (Good Manufacturing Practice facilities are required by the Food and Drug Administration for companies to produce end products, prescription drugs or over the counter drug products for consumers), Licensing will eliminate the need for us to recruit skilled personnel to staff Good Manufacturing Practice facilities,

•	Licensing could facilitate the rapid introduction of the XGel(TM) film system on a global basis by a large group of companies who already have in place the infrastructure and resources to produce and deliver products to consumers,

•	The ability for a rapid rollout could reduce the risk of a competitive response by industry peers,

•	Licensing the manufacture of our technologies and focusing on research and development will potentially allow us to employ our innovative technological and engineering skills to maximum advantage, and

•	Licensing the manufacture of our technologies will potentially enable us to maintain a low cost base.

During 2001, we took several major steps toward commercializing the XGel(TM) film system. We demonstrated the first ingestible product version of the XGel(TM) film system, named “Swallow(TM)”, through batch trials of a wide range of XGel(TM) films and active ingredients. We designed Swallow(TM), which is the subject of various patent applications, and we had a system manufactured by specialist sub-contractors. Having the ability to demonstrate Swallow(TM) in operation to potential customers has generated interest from more than 40 international corporations interested in potentially purchasing licenses and the XGel(TM) film system.

On June 4, 2001, we opened our purpose built research and development facility at Hostmoor, in March, Cambridgeshire, England. The 27,000 square feet facility houses special cubicles, termed “pods”, in which development work can be conducted in isolation, thereby enabling us to progress development work simultaneously with several customers, and on our own account, while maintaining strict confidentiality.

Also, during June 2001, we commenced user trials of our flushable and biodegradable ostomy pouch. An ostomy pouch is a bag used to collect human waste for individuals who have lost the use of all or part of their digestive system. We believe that initial feedback from users is extremely encouraging. As a result of the feedback received during Q3 of 2001, we produced a large batch of ostomy pouches in order to expand the number of trials with a view to collecting sufficient data to determine the efficacy of the current design. Following receipt and study of the data collected from trials during Q4 of 2001, we determined that our ostomy pouch appeared to have commercial potential.

During July, 2001 we demonstrated laboratory produced samples to potential customers for our NRobe(TM) and Septum(TM) technologies currently under development. NRobe(TM) and Septum(TM) technologies are the subject of filed patent applications.

On July 10, 2001 we completed four agreements with a Spanish pharmaceutical company, Farmasierra, S.L., for: the sale of a full scale XGel(TM) film system; the grant of a non-exclusive license to use our patents in respect of the XGel(TM) technology; the future supply of additional XGel(TM) film systems; and, the future supply of XGel(TM) film for use with the XGel(TM) film systems. In January 2003 we entered into an agreement with Farmasierra for the purchase of both a smaller scale pilot version and a full scale version of additional XGel(TM) film system by them. Farmasierra has agreed to lend us $1,000,000, the funds needed to construct these systems. Each month an amount equal to our direct cost to produce these machines plus 15% will be deemed repaid on this loan. If our direct costs plus 15% are less than $1,000,000 we will have to repay the balance of the loan in cash one year and two days after our auditors sign the audit report of our financial statements for fiscal year 2002. We may at our option prepay the loan in cash. The loan does not accrue any interest but is secured by certain of our intellectual property relating to NRobe(TM) . We also granted Farmasierra an option to acquire up to 1,000,000 of our ordinary shares at $0.50 per share exercisable on or before December 31, 2004. We are also continuing discussions to develop and expand our business together.

On November 28, 2001, we announced that we had reached a commercial agreement with The Boots Company plc (LSE: BOOT) (“Boots”) whereby Boots would use our XGel(TM) film system to produce samples for consumer trials of an innovative oral dosage form. On April 2, 2002 we announced the execution of stage three of our first Product Development Agreement with Boots following successful consumer acceptability trials of the newly developed products. The Product Development Agreement was first executed in October 2000 and proceeded to stage two during November 2001. The aim of the Product Development Agreement is to develop a range of innovative new consumer products utilizing our unique XGel(TM) film system encapsulation technology. For commercial reasons the specific products and categories are confidential.

On December 6, 2001 we announced that engineering tests conducted by Peter Black Healthcare Limited on its XGel(TM) film system under order had proved successful and that stability trials of capsules produced on the system had commenced. We announced that the XGel(TM) film system had successfully produced 10 minim size capsules at a rate of 80,000 per hour. On March 26, 2002 we announced that Peter Black Healthcare Limited had accepted the XGel(TM) film system under contract. Further, such acceptance triggered a contract for a second system. In addition, we announced that Peter Black Healthcare Limited had executed an option to acquire 5 NRobe(TM) versions of the XGel(TM) film system. Subsequent to this announcement, Peter Black Healthcare increased to 10 the number of NRobe(TM) XGel(TM) film systems under option.

On March 28, 2002 following eighteen months of development work and evaluation studies, we entered into an agreement with Worldwide Consumer Medicines, a division of Bristol-Myers Squibb Company, in respect of a novel application of the XGel(TM) film system. For commercial reasons the specific products and categories are confidential.

On August 27, 2002 we entered into a patent license agreement with Convatec, a division of Bristol-Myers Squibb Company, in respect of our ostomy products.

Description of Products

Our primary focus is to commercialize our XGel(TM) film system.

XGel(TM) Film System

The gelatin capsule market is divided into two sectors: “hard” or “soft,” according to the nature of the capsule shell. We have developed and commercialized a version of the XGel(TM) film system for the manufacture of soft capsules. Soft capsules are formed and filled simultaneously and predominantly carry liquid fills which enables their use in a far wider variety of products than hard capsules, including pharmaceutical, vitamin, herbal and mineral, toiletries and paintballs.

The soft capsule consists of shell and contents. The shell is a means of transporting the contents from the manufacturer to the consumer. Some soft capsule manufacturers produce the contents as well as the shell and sell the finished product under their own brand or for use in private label brands. Other manufacturers simply act as sub-contract or “toll” suppliers to the proprietors of main brands.

Over the past several years, we have increased our knowledge base of natural and water-soluble materials and the means of processing them to form soft capsules, to enrobe, or coat, tablets and to produce and encapsulate powder forms. Initially, one base material and one means of processing were developed to serve the needs of the market. From our own research and from discussions with actual and potential customers, we have developed an extensive library of XGel(TM) films and five specific constructions of the XGel(TM) film system designed to maximize the efficacy of the production process. The five current versions of the XGel(TM) film system are:

•	NIM(TM): For production of soft capsules for non-ingestible applications.

•	Swallow(TM): For production of liquid filled ingestible capsules.

•	NRobe(TM): For production of lightly compacted coated tablets.

•	TabletWrap(TM): For replacing the coating processes employed in the production of tablets.

•	Septum(TM): For the encapsulation of two non-compatible active ingredients in the same capsule separated by a membrane of XGel(TM) film

We believe that our XGel(TM) film system has significant advantages over traditional gelatin-based soft capsule production machinery. The pharmaceutical industry, for example, currently uses three types of gelatin-based dosage forms: gelatin soft capsules for liquids, coated tablets and two-piece hard gelatin capsules for powders. Two of these processes exist because the soft capsule process is essentially wet, and therefore not suitable for use with powders. With the development of a powder fill version of the XGel(TM) film system, pharmaceutical companies would be able to employ just the one process to deliver both liquid and powder products. Further, our Septum(TM) technology enables both liquids and powders to be combined in a single capsule and to be released at different times and or sites in the digestive system.

XGel(TM) Film System—Non-Ingestible Products: XGel(TM) film, the raw material used in the process, is made from a water-soluble and biodegradable polymer, which is naturally resistant to oils. This version of XGel(TM) film exhibits good elasticity and forms a very strong bond when sealed during the encapsulation process. The first products to be produced using the XGel(TM) film system comprise a range of moisturizing bath oils. There are four different soft capsules in the range, each containing a different fragrance designed to deliver a relaxing, refreshing or invigorating ambience to the bathroom. We are also developing paintballs for recreational use using the XGel(TM) film system.

XGel(TM) Film System—Ingestible Products: the XGel(TM) film also can be made from drug regulatory body-approved natural and sustainable ingredients, and are, therefore, ingestible. These materials are processed to form XGel(TM) films. Using proprietary techniques, XGel(TM) films may be formulated and/or coated to produce an encapsulation medium with broad ranging characteristics that facilitate the oral delivery of oils, pastes and powders by time or at site within the human body. XGel(TM) films are processed using the XGel(TM) film system. We have developed a comprehensive range of films suitable for vitamin, herbal and mineral supplements as well as pharmaceutical products.

Gelatin is a protein which is predominantly derived from animal renderings. For many years, gelatin has proven to be an acceptable and cost-effective encapsulation medium for soft capsules. However, a number of industry and consumer trends are driving the need to replace gelatin as an encapsulation material. Among them are:

•	Health and safety concerns—The outbreak of “mad cow” disease has caused worldwide concern over animal products, particularly in Europe.

•	Religious, ethnic and moral beliefs—Many groups, because of belief or culture, refuse to consume gelatin derived from cows or pigs, or in some cases, from any animal source.

•	Efficacy of the material and process—use of the XGel(TM) film system and XGel(TM) film has lower raw material costs, requires reduced capital investment and manpower, includes a multi-task encapsulating head, enables improved speed of processing and reduced drying time as compared to current gelatin encapsulation technology.

Following the outbreak in Europe of Bovine Spongiform Encephalopathy (“BSE”), commonly known as “mad cow” disease, all animal-derived food and by-products have come under the scrutiny of the scientific community and legislators for fear that BSE may have entered the human food chain. The reason for concern is that BSE may be linked to Creutzfeldt Jakob Disease (“CJD”), which is fatal to humans. Since the first recorded deaths in 1995, about 100 people have succumbed to CJD, the vast majority in the United Kingdom, where 15 died in 1999 and 27 died in 2000, according to the U.K. Department of Health. A further six cases in living persons were subsequently identified. During 2000, cases of BSE were recorded in France, Germany, Poland and Spain, and during 2001 the first case of BSE was recorded in Japan. Australia and New Zealand have refused imports of bovine-derived materials and by-products.

The XGel(TM) film system not only provides consumers with the choice of an animal-free soft capsule, but we believe its unique and novel design may deliver significant advantages in the manufacturing process when compared to traditional encapsulation processes, many of which may lead to a cheaper cost for the encapsulation process overall. These advantages are:

•	Reduced Capital Investment and Manpower: The nature of XGel(TM) film eliminates the need for mixing containers and vats currently used to prepare gelatin for the encapsulation machine. In addition, expensive machinery is needed to maintain the viscosity of gelatin during its transportation to the encapsulation machine. We believe these resultant savings more than offset the somewhat higher raw material cost for XGel(TM) film over gelatin powder. We believe that the net resultant savings to our customers by switching from gelatin based systems are potentially significant.

•	Multi-Task Engine: A modular design of the filling, sealing, and cutting head, the “engine”, makes it possible to produce capsules having a range of shapes and sizes on the same XGel(TM) film system without a lengthy changeover procedure. Traditional machinery using gelatin cannot deliver this flexibility.

•	Improved Speed of Processing: To achieve the correct viscosity for processing, gelatin requires wide changes in temperature prior to its being fed to the encapsulation machine. The time taken to achieve this change in temperature is one of the controlling factors that determine the speed at which the encapsulation machine can produce products. XGel(TM) film requires no such temperature variation, and its use can potentially increase processing speeds significantly to a level dependent upon the rate of injection of the material to be encapsulated.

•	Reduced Drying Time: Gelatin soft capsules require up to 48 hours in which to dry after being made. This lengthy process requires a substantial resource in terms of material handling equipment and storage facilities. XGel(TM) soft capsules require less than one hour to dry.

We believe our XGel(TM) film system to be a potentially revolutionary development within the encapsulation industry.

Flushable and Biodegradable Products

Although XGel(TM) is our primary focus, we also hold two patents for ostomy products. We believe that our flushable and biodegradable colostomy pouch offers colostomists a safe, hygienic and convenient product, which equals or exceeds the in-use performance of existing products. We commenced user trials of our colostomy pouch during the third quarter of 2001. We believe that initial feedback from users is extremely encouraging. As a result of the feedback received during Q3 of 2001, we produced a large batch of ostomy pouches in order to expand the number of trials with a view toward collecting sufficient data to determine the efficacy of the current design. In 2002, we have executed an exclusive worldwide license which includes minimum royalty payments for each of the first two years for one version of our ostomy pouch to Convatec. Commercialization of this product will be handled solely by this licensee and we are not obligated to contribute to the cost of commercializing the product. The license provides that under certain circumstances the licensee could be required to pay to us aggregate milestone payments of up to $525,000.

Clients

XGel(TM) Film System

In fiscal 2000, our top three customers accounted for 96% of total revenues, with Proctor and Gamble accounting for 67.5% of total revenues and the remaining 28.5% attributable to Boots and EcoProgress. In fiscal 2001, our top five customers accounted for 93% of total revenues, with Proctor and Gamble accounting for 43% and the four other customers (Boots, EcoProgress, Peter Black and VAX) contributed the remaining 50%. In fiscal 2002, our top three customers accounted for approximately 78% of our total revenues with EcoProgress, Boots and Peter Black accounting for approximately 56%, 11% and 11%, respectively. All revenue from EcoProgress related to the release of deferred revenue under research and development contracts. We have renegotiated our agreements with EcoProgress and will not recognize any further revenue under these research and development contracts. Excluding the EcoProgress deferred revenue that was released, Boots, Peter Black, Convatec and Bristol-Myers would have accounted for approximately 25%, 25%, 17% and 15% of total revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our contract with the Proctor & Gamble Company has been completed and we have not entered into a new agreement with them.

Historically, revenues have been derived predominantly from development fees with the customers set forth under “—Research and Development.” We have begun to recognize some revenues from machine sales of the XGel(TM). On July 24, 2000, we entered into several agreements with Peter Black Healthcare Limited (“Peter Black”), the United Kingdom’s leading supplier of private label vitamin, mineral and herbal supplements, as follows:

•	Under an agreement for the supply of a prototype machine, we have agreed to sell to Peter Black a form fill and seal encapsulation machine and have agreed to provide services as necessary to upgrade such machine according to certain specifications. Peter Black has agreed to pay $1,000,000 for a machine and services in four equal installments, $500,000 of which has been paid to date, with the two remaining installments tied to acceptance of the machine, its delivery and first commercial use of products manufactured by the machine.

•	Under a film supply agreement, we have agreed to sell to Peter Black ingestible films compatible with the form fill and seal machine described above within certain specifications. This agreement terminates upon the termination of the patent license agreement, described below.

•	Under a machine supply agreement, we have agreed to supply form fill and seal machines subject to certain specifications to Peter Black. Peter Black has agreed to pay us for such machines based upon the number of machines ordered by Peter Black in decreasing prices per machine as the number of machines ordered increases. The machine supply agreement terminates upon termination of the patent license agreement, described below.

•	Under a patent license agreement, we have granted Peter Black an exclusive license to manufacture, sell or otherwise deal in dietary supplements and non-prescription medicines using XGel(TM) film compatible with the machine and manufactured under the license, in the United Kingdom and the Republic of Ireland, and a non-exclusive license to the same elsewhere in the European Union and Switzerland, with provision for this to be extended to the rest of the world with our written consent. We have agreed to use reasonable efforts to cause Peter Black to be the contract manufacturer outside of the United Kingdom and the Republic of Ireland to any third party who expresses an interest in dietary supplements and non-prescription medicines using XGel(TM) film systems. Peter Black may sublicense its rights under the license. Peter Black has agreed to pay a fee for such license based upon the number of form fill and seal machines ordered by Peter Black, payable annually in decreasing increments. The patent license agreement shall terminate on the later of the expiration of the last of the licensed patents in the United Kingdom and the Republic of Ireland, being 2022, and ten years from the date products manufactured by the form fill and seal machines are first put on the market anywhere in the European Union.

We are capable of working with potential customers around the world, although historically our customers have been in the U.S. and the UK.

Flushable and Biodegradable Products

We are not currently pursuing additional clients, other than our one licensee, for our ostomy pouch since we are not focusing our sales, marketing or creative efforts on these products. Our licensee is our sole customer for the product and royalties under the license constitute all potential revenues for this product.

We are capable of working with potential customers around the world, although historically our customers have been in North America and the UK.

Sales and Marketing

XGel(TM) Film System

Our marketing and sales strategy is focused on providing engineering processes and proprietary materials to enable cost efficient, flexible and high capacity novel dosage forms to manufacturers of pharmaceuticals, vitamins herbs and minerals, and fast moving consumer goods. In addition, we anticipate that new markets for our products will be developed as future versions of our XGel(TM) film system are proven. We only use our website and a corporate brochure to market and develop our products.

Flushable and Biodegradable Products

The marketing and sales strategy for our ostomy pouch is to market through our sole licensee, and receive royalties on sales made by such licensees.

Industry Background

XGel(TM) Film System

We have targeted our XGel(TM) film system technology primarily at the global encapsulation and delivery markets for pharmaceutical, vitamins, herbs, minerals and over the counter medicine products. In addition, a variation of the XGel(TM) film system is capable of producing novel delivery solutions for a wide range of fast moving consumer goods, such as laundry products and cosmetics. Our immediate customer target is the manufacturer of such products.

Based upon informal surveys conducted in 1997 within the industry, we believe that the U.S. retail market for vitamins and supplements was in excess of at least $10 billion at that time. The market for vitamins, minerals and dietary supplements in the United Kingdom was approximately £348 million in 1999 according to Information Resources Inc. The market for household products other than cosmetics is currently less developed, but we believe it has enormous potential and we have various novel applications under development. The market for cosmetic applications is more mature, but smaller, than the other markets.

We believe that the market for vitamins and other nutritional supplements is likely to continue to grow as the world’s demographics continue to shift towards a more senior-aged population, which has a greater tendency to use vitamins on a regular basis. According to the U.S. Census, the segment of the U.S. population aged 45 and above will continue to grow, increasing 42% by the year 2030. We believe that as consumers grow older, chronic health problems will become more of a concern. Most significant among these are cancer, lack of energy, cardiovascular problems, joint pain and high cholesterol. We believe that more senior-aged consumers will seek alternative treatments for these health problems, as well as invest in preventative measures. Likewise, we believe that the pharmaceutical and over the counter medicinal sectors will continue to grow for the same reasons as the vitamin supplement market.

Upon entering the capsule market, we believe that our XGel(TM) film system gelatin-free soft capsule will be extremely attractive to vegetarians and certain ethnic and religious groups, such as Muslims, Hindus, Jews and Seventh Day Adventists. These groups represent large potential markets. For example, based on population estimates of predominantly Muslim countries, the Muslim population now stands globally at approximately 935 million.

Certain formulations of XGel(TM) film are likely to enable its use as a drug delivery system. We have executed agreements with several global corporations engaged in the marketing of oral dose forms. In addition we continue discussions with several leading pharmaceutical companies regarding the sale of XGel(TM) film system licenses. It is too early in our development to comment in more detail on the possibilities within this market sector and no assurances can be made that any such discussions will result in additional formal agreements with any of such pharmaceutical companies.

Flushable and Biodegradable Products

Based on information provided by our licensee, currently we estimate the size of the ostomy market to be approximately $1 billion. Within this market, to our knowledge, our ostomy pouch is the only flushable and biodegradable product.

Competition

In each of our markets, we face significant competition from other companies that are better capitalized, have greater name recognition, have more background and experience in the industry, have greater financial, technical, marketing and other resources, and have better facilities.

XGel(TM) Film System

The gelatin soft capsule market is currently dominated by two companies, namely R.P. Scherer Inc., a subsidiary of Cardinal Healthcare Inc., and Banner Pharmacaps Inc., a subsidiary of Sobel NV. The softgel machines have been manufactured primarily by R.P. Scherer, Pharmagel and others from South Korea (because of their lower cost). Companies such as Pharmagel are recognized as being providers of high speed and high quality machines. Any or all of these companies may be developing alternative processes to compete with the XGel(TM) film system. We are aware of two competitors that have made attempts to modify traditional soft capsule machines and materials in order to produce animal-free or non-gelatin soft capsules, one of which has successfully launched a starch based product.

Flushable and Biodegradable Products

The market for ostomy pouches is dominated by a small number of large producers, none of which to our knowledge produce a flushable and biodegradable ostomy pouch.

Distribution Methods

XGel(TM) Film System

Soft capsules reach consumers via a multitude of distribution channels. In the United States, dietary supplements and pharmaceuticals are sold through traditional over-the-counter outlets, as well as “in-store” locations at large food retailers. In general terms, the sales and distribution channels that we plan to use will be through licensed manufacturers, are mature and can be easily identified.

Flushable and Biodegradable Products

Our ostomy pouch will be manufactured and distributed through our exclusive licensee, Convatec. We will receive a royalty based on total sales of the product per annum.

Suppliers

XGel(TM) Film System

We contract the production of XGel(TM) film with four suppliers. We do not have written agreements with these suppliers to secure any quantity of film. It would take a significant period of time to qualify a new supplier to start production of XGel(TM) film. We believe that there are currently only a limited number of suppliers capable of producing our XGel(TM) film. We attempt to manage this risk by spreading our requirements over these four suppliers. We contract with several equipment manufacturers to construct the XGel(TM) film system. We believe that there is currently a large number of manufacturers capable of constructing XGel(TM) film systems to our specifications.

Intellectual Property Rights

We value highly our intellectual property and precautions have been, and will be taken to ensure its security. No discussions have, or will be held with third parties without the protection of a confidential disclosure agreement. Our future sales revenues are heavily dependent upon our procuring and maintaining broad protection of our intellectual property. There can be no guarantee that complete protection will be afforded to any or all of our processes and materials.

We hold 15 patents and have applications in progress for an additional 27 patents.

XGel(TM) Film System

Application has been made to have our trademark XGel(TM) , NRobe(TM) and Septum(TM) registered, and we intend to make an application for TabletWrap(TM), in the major markets in which we intend to operate. The technology used in XGel(TM) film systems is the subject of 13 patents and 27 international patent applications. Furthermore, we are in the process of preparing four additional patent applications relating to its XGel(TM) film system process and the soft capsules produced thereon.

We have licensed our XGel(TM) film system processes to several customers, as discussed above.

Flushable and Biodegradable Products

We hold two patents in respect of flushable and biodegradable colostomy pouches. As described above we have entered into an exclusive license agreement for these patents with a global device manufacturer.

Research and Development

XGel(TM) Film System

We are committed to a research and development program intended to produce new products for licensees and new variations of, and improvements to, the XGel(TM) film system. We seek to explore the use of alternative materials and formulations and to test their suitability to form capsules suitable for ingestion and drug delivery by time and at site. In parallel with the formulation work, we aim to expand the processing abilities of the XGel(TM) film system. We spent $87,994 in 2002 as compared to $1,225,299 in 2001 and $523,085 in 2000 on research and development. The reason for the decrease in 2002 is a reduction of expenditure in order to conserve cash resources following the review and prioritization of projects which was begun in 2001. During 2002 and 2001, we have expensed as operating costs most continuing research and development expenditures not funded by customers, and intend to report as cost of revenues only those expenses directly related to inventory of equipment and sale thereof. In general, the cost of research and development undertaken is not borne by our customers. Research and development under certain product development agreements with Boots, as discussed below, where specifically so stated, is borne by the licensees and/or manufacturers who are our customers. Historically, Boots has been the only customer to bear any material research and development expense. There can be no guarantee that our research and development work will produce products that are saleable to our targeted customers.

During February 2000, we executed an Exclusive Evaluation Agreement with Proctor and Gamble in respect of a specific application of the XGel(TM) film system. The Exclusive Evaluation Agreement provided for ourselves and this customer to work together to develop a novel delivery system for a new mass market consumer product. During October 2000, we announced that the Exclusive Evaluation Agreement executed earlier that year had been completed and a new Joint Development Agreement was effective. Fees paid during 2000 under this agreement represented 67.5% of our revenue in 2000. We completed work on the Joint Development Agreement during August, 2001.

On March 7, 2000, we announced an agreement with JT USA, LP (“JT USA”) and Dye Precision, Inc., whereby we will develop a unique range of paintballs using XGel(TM) film system technology for exclusive worldwide distribution by JT USA for six years, subject to certain minimum orders. The term of the agreement was six months but the agreement was extended by mutual oral agreement and we received fees of $45,000 to date, with additional monthly payments of $5,000 to be made to us during the term, in addition to payments for orders placed by JT USA.

On October 20, 2000, BioProgress Technology Limited executed an exclusive agreement with Boots in respect of an application of its XGel(TM) film system encapsulation technology. Although Boots is funding research on this technology, BioProgress Technology International will retain any intellectual property created from this funded research. On July 9, 2001, we extended our product development agreement with Boots and negotiated ongoing commercial terms to enable new product concepts to enter consumer trials. The Product Development Agreement was executed in October 2000 to develop a range of innovative new consumer products utilizing our unique XGel(TM) film system encapsulation technology. For commercial reasons, the specific products and categories are confidential. On April 2, 2001 we announced that Boots had executed stage three of the product development agreement which, in line with our business model, includes a technology licensing agreement, the design and supply of production machines and the on-going supply of the proprietary film materials necessary to manufacture the new products.

Flushable and Biodegradable Products

We are not currently conducting any further research and development on our ostomy product, however if we observe other opportunities in this market we may decide to participate.

Government Regulation

Research and development activities and the manufacturing and marketing of products using our ingestible XGel(TM) film system technology are subject to the laws, regulations, guidelines and, in some cases, regulatory approvals of governmental authorities in the United States and other countries in which the products will be marketed. Specifically, in the United States, the Food and Drug Administration (“FDA”), among other areas, regulates new drug product approvals to establish the safety and efficacy of these products. FDA also regulates the formulation, manufacture and labeling of foods, dietary supplements and over the counter drugs. FDA regulations require companies to meet relevant Good Manufacturing Practice regulations for the preparation, packing and storage of foods and over the counter drugs. Good Manufacturing Practices for dietary supplements have yet to be promulgated but are expected to be proposed. Governments in other countries have similar requirements for testing and marketing of drug products, foods and dietary supplements. Although we are not directly regulated, we make efforts to cause our products to comply with regulations in the various jurisdictions in which our customers are located so that our customers can apply for regulatory approval to use XGel(TM) film systems in their products.

In the United States, the processing, formulation, packaging, labeling and advertising of the ingestible products used in conjunction with our technologies are subject to regulation by one or more federal agencies, including the FDA, by the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission, the U.S. Department of Agriculture and the U.S. Environmental Protection Agency. These activities are also regulated by various agencies of the states, localities, and countries in which ingestible products are sold. We are not currently nor do we expect to be required to obtain regulatory approval from either the FDA nor the FTC for our XGel(TM) film or XGel(TM) film systems although our customers may require approval to use them in their products.

U.S. Regulatory Process

The duration of the governmental approval process for marketing new pharmaceutical substances, from the commencement of pre-clinical testing to the receipt of a governmental final letter of approval for marketing a new substance, varies with the nature of the product and with the country in which such approval is sought. For entirely new drugs, the approval process could take eight to ten years or more; however, for reformulations of existing drugs (such as to integrate XGel(TM) film), the process is typically shorter. In either case, the procedures required to obtain governmental approval to market new drug products are costly and time-consuming, requiring rigorous testing of the new drug product. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained by our customers for any products that are developed by other companies using our ingestible XGel(TM) film system technology. While we are actively seeking development partners, there are currently no ongoing clinical trials of new drugs using our ingestible XGel(TM) film system technology.

The steps required before a new human pharmaceutical product can be marketed or shipped commercially in the United States are cumbersome and time-consuming.

The facilities of each company involved in the manufacturing, processing, testing, control and labeling must be registered with and approved by the FDA. Continued registration requires compliance with Good Manufacturing Practice regulations. The FDA conducts periodic establishment inspections to confirm continued compliance with its regulations.

We and/or our subcontractors are also subject to various federal, state and local laws, regulations and recommendations relating to such matters as laboratory and manufacturing practices and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with research and development work. Although we believe we are in compliance with these laws and regulations in all material respects, there can be no assurance that we or our subcontractors will not be required to incur significant costs to comply with environmental and other laws or regulations in the future.

The 1994 Dietary Supplement Health and Education Act revised the provisions of the Federal Food, Drug and Cosmetic Act concerning the composition and labeling of dietary supplements. The legislation creates a new statutory class of “dietary supplements.” This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with some limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement that contains a dietary ingredient that was not on the market before October 15, 1994 will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Manufacturers of dietary supplements that make specified types of statements on dietary supplements, including some product performance claims, must have substantiation that the statements are truthful and not misleading. Our ingestible XGel(TM) film system technology is being used (or is in development for use) in formulating dietary supplements.

The adoption of new regulations in the United States or in any of our international markets, or changes in the interpretation of existing regulations, could have a material adverse effect on the business of our customers. In some markets, including the United States, claims made with respect to dietary supplements may change the regulatory status of the products. In the United States, for example, it is possible that the FDA could take the position that claims made for some of the dietary supplements incorporating our ingestible XGel(TM) film system technology places those products within the scope of an FDA over the counter drug monograph. Over the counter monographs prescribe permissible ingredients and appropriate labeling language, and require the marketer or supplier of the products to register and file annual drug listing information with the FDA. In the event that the FDA asserted that product claims for other products caused them to fall within the scope of over the counter monographs, we would be required either to comply with the applicable monographs or to change the claims made in connection with the products. We cannot be sure that we could do so effectively, or that any changes would not adversely affect sales and marketing of an affected product.

There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredient that we or our customers may decide to use, and the FDA’s refusal to accept such evidence could result in FDA requiring costly safety testing. Also, while the 1994 Dietary Supplement Health and Education Act authorizes the use of statements of nutritional support in the labeling of dietary supplements, the FDA is required to be notified of such statements, and there can be no assurance that the FDA will not consider particular labeling statements used by our customers to be drug claims rather than acceptable statements of nutritional support, necessitating approval of a costly new drug application, or re-labeling to delete such statements.

Regardless of how products incorporating our ingestible XGel(TM) film system technology are regulated, the Federal Food, Drug, and Cosmetic Act and other federal statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, distribution, use, reporting, advertising and promotion of such products. We are currently required to submit a type 4 DMF form to the FDA for XGel(TM) film to be used in any drug product. Noncompliance with applicable requirements by any company involved in the manufacturing, processing, testing, control, labeling, promotion or advertising, etc., can result in civil penalties, recall, injunction or seizure of products, refusal of the government to approve or clear product approval applications or to allow such company to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution.

Our customers must also comply with product labeling and packaging regulations that vary from country to country. Failure to comply with these regulations can result in a product being removed from sale in a particular market, either temporarily or permanently, which would indirectly have a materially adverse effect on our business. The FTC, which in the United States exercises jurisdiction over the advertising of the products used in conjunction with our technology, has in the past several years instituted enforcement actions against several dietary supplement companies for false and misleading advertising of some of their products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials. Although we have not been the target of FTC enforcement action for the advertising of our products, we cannot be sure that the FTC will not question our advertising or that of our customers in the future. In November 1998, the FTC issued a guide for the dietary supplement industry, describing how the FTC applies the law that it administers to advertisements for dietary supplements. It is unclear whether the FTC will subject advertisements of this kind to increased surveillance to ensure compliance with the principles set forth in the guide.

In addition, we cannot predict whether new legislation or regulations governing our activities will be enacted by legislative bodies or promulgated by agencies regulating our activities, or what the effect of any such legislation or regulations on our business would be.

Employees

As of December 31, 2002, we had 21 full-time employees and 1 part-time employee. As of December 31, 2001, we had 36 full-time employees and two part-time employees, including thirteen primarily engaged in research and development and four in sales and marketing. During 2002, the number of full time employees decreased as a result of continued restructuring of business operations which began in the third quarter of 2001, and more specifically as a result of reduced headcount for our ProDesign Technology division acquired in June, 2001.

Our future success depends in significant part upon the continued service of our key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that we can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. Collective bargaining units represent none of our employees and, to date, we have not experienced a work stoppage. We believe that our employee relations are good.

Item 2.    Description of Properties.

Our US offices located at 9055 Huntcliffe Trace, Atlanta, Georgia 30350-1735 (telephone: 770.649.1133) are being provided by one of our directors for a nominal rent.

In November 2000, BioProgress Technology Limited entered into a 25 year lease agreement in respect of 25,000 square feet of new purpose built manufacturing facility located at Hostmoor, March, Cambridgeshire, United Kingdom. The new building has been custom built to serve as the final assembly, test and commission base for our range of XGel(TM) film systems. The main area of the facility houses five cubicles called “pods”, which have been designed to allow our customers to carry out commission work in a confidential manner. We anticipate being able to commission fifty XGel(TM) film systems annually from existing resources and space is available to double that rate if and when required. Two different versions of the XGel(TM) film system are already on site and three more are expected.

Item 3.    Legal Proceedings.

On October 4, 2002 we received notice from The Healthy Forum calling on us to pay £337,460 ($526,910) in respect of our 5,843,750 shares of The Healthy Forum, which The Healthy Forum has alleged are partly paid. On October 28, 2002 we served notice on The Healthy Forum that we intended to petition the court seeking an injunction to restrain The Healthy Forum from taking any action to forfeit our shares. Upon receiving such notice The Healthy Forum agreed to defer any action in respect of its allegations pending resolution of the claim.

BioProgress Technology Ltd. has been named as a co-defendant in a proceeding against our former Chief Financial Officer, Mr. Longley, relating to shares of BioProgress Technology International allegedly owned by Mr. Longley but claimed to be the property of the plaintiff. We believe this case to involve a dispute between these two individuals and not to involve BioProgress Technology Ltd. and therefore do not believe it will have an adverse effect on our business. BioProgress International will comply with any valid court order requiring a transfer on the stock ledger of the ownership of the disputed shares.

On February 24, 2003, Fusion Capital Fund II, LLC (“Fusion”) filed suit against BioProgress Technology Limited in the Circuit Court of Cook County Illinois, Chancery Division attempting to compel us to remove the restrictive legend on its shares. The case arises from a contract signed between Fusion and BioProgress on December 12, 2001 in which Fusion was given 970,350 shares of restricted common stock (“Commitment Shares”) and agreed to purchase up to $6 million of shares of common stock if certain conditions were met. Such conditions did not occur, and seven months later, Fusion notified BioProgress that it was terminating the agreement. Fusion alleges that despite the fact that resale of the Commitment Shares was never registered with the Securities and Exchange Commission, and Fusion terminated the Agreement, BioProgress should remove the restrictive legends. Fusion seeks declaratory judgment and unspecified damages. BioProgress believes it has meritorious defenses to Fusion’s allegations and intends to defend its interests vigorously. BioProgress has filed a motion to dismiss and Fusion has responded with a motion for summary judgment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted for a vote of the security holders during the fiscal quarter ended December 31, 2002; however, the Company did file with the Securities and Exchange Commission a preliminary proxy statement in connection with a proposed reincorporation into the United Kingdom which is described below.

General

BioProgress PLC, a company incorporated under the laws of England and Wales, and BioProgress Technology International propose the following reincorporation (the “Reincorporation”) of the current business of BioProgress Technology International. The Reincorporation will be implemented pursuant to an agreement and plan of merger (the “Reincorporation Plan”) which is an exhibit to this annual report on Form 10-KSB the terms of which are incorporated herein by reference .

Details of the Reincorporation

1.    BioProgress Holdings, Inc. a wholly owned subsidiary of BioProgress PLC will be merged with and into BioProgress Technology International (the “Merger”). Pursuant to the Merger, stockholders will receive one ordinary share in BioProgress PLC, par value £0.01 for each BioProgress Technology International share of common stock, par value $.001 per share owned, and one preference share of BioProgress PLC, par value £0.005, for each BioProgress Technology International share of Series B preferred stock, par value $.01 per share owned. Shares of series C Preferred Stock will not be exchanged in the Reincorporation.

2.    BioProgress Technology International will survive the Merger as a wholly owned subsidiary of BioProgress PLC (other than 1.2% which will be owned by Larry Shattles, a U.S. director of BioProgress PLC, in the form of Series C Preferred Stock). The board of directors of BioProgress PLC intend to seek admission of BioProgress PLC’s ordinary shares to trading on the Alternative Investment Market of the London Stock Exchange in London, England.

3.    On December 18, 2002, the Board of Directors of BioProgress Technology International unanimously approved the terms of the Reincorporation Plan. The Reincorporation Plan was unanimously approved by the directors of BioProgress PLC on December 18, 2002.

BioProgress Technology International is requesting that stockholders of BioProgress Technology International approve the Merger and Reincorporation Plan by written consent in lieu of a meeting (“Stockholder Action”). BioProgress Technology International is proposing the Merger be consummated as soon as Stockholder Action has occurred by then. Upon consummation of the Merger, stockholders of BioProgress Technology International, other than Mr. Shattles, will receive the same number of ordinary shares and/or preference shares in BioProgress PLC as they currently hold in BioProgress Technology International. BioProgress Technology International will issue a press release and file a report of Form 8-K announcing the exact date on which the reincorporation occurs.

PART II

Item 5.    Market for Common Equity and Related Shareholder Matters.

BioProgress Technology International’s Common Stock is currently quoted on the Over The Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc., under the symbol “BPRG.OB.” The following table sets forth the range of high and low closing quotations per share of the Common Stock as reported by IDD Information Services, for the quarterly periods indicated.

Fiscal Quarters Ended	High ($)	Low ($)
March 31, 2001	2.88	1.23
June 30, 2001	1.69	1.04
September 30, 2001	1.85	0.33
December 31, 2001	0.82	0.33
March 31, 2002	0.95	0.40
June 30, 2002	0.98	0.48
September 30, 2002	0.67	0.32
December 31, 2002	0.55	0.31

The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

As of March 31, 2003, there were 2,716 holders of record for Common Stock.

Listed below is information on the Company’s equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted Average Exercise price of outstanding options (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (c)
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans not Approved by Security Holders	6,366,457	$0.95	0(1)

Total	6,366,457	$0.95

(1)	There are no shares specifically reserved for future grants under existing option agreement; however the board of directors has the ability to create and grant further options.

Starting in February, 2002, the Company has entered into agreements with certain accredited investors for the issue pursuant to section 4(2) of the Securities Act of 1933 of a total of 157.7746 units for consideration of $5,000 per unit for total consideration of $788,873. Each unit is comprised of 7,500 shares of unregistered common stock and 6 warrants, each such warrant expiring on December 31, 2006 and each exercisable for 2,500 shares of common stock at purchase prices which range from $1.00 up to $10.00 per share. In the event that the volume weighted average trading price of the Company’s shares is greater than or equal to the price per share (the “Early Termination Price”) for any period of at least 10 consecutive trading days, the Company will have the right to serve notice (the “Notice of Early Termination Price”) on the Purchaser granting the Purchaser a period of 10 trading days from the date upon which the Notice of Early Termination Price is served in which to exercise any remaining warrants exercisable at a price below the prevailing Early Termination Price. Any warrant remaining unexercised at the end of such 10-day exercise period will be cancelled forthwith and without further notice and will be of no further force or effect.

We also issued pursuant to section 4(2) of the Securities Act of 1933 a total of 20.9403 units to 4 suppliers of services in partial satisfaction of invoices for financial, corporate finance, consultancy and engineering services rendered to the Company.

We also issued pursuant to Section 4(2) of the Securities Act of 1933, a total of 68.8329 units to 26 employees in lieu of portions of salaries, bonus payments and portions of accrued holiday pay.

Dividend Policy

BioProgress Technology International has paid no dividends on the Common Stock since inception and does not expect to pay such dividends on its ordinary shares in the foreseeable future.

Item 6.    Management’s Discussion and Analysis Of Financial Condition and Results of Operations.

The following description of “Management’s Plan of Operation” constitutes forward-looking statements for purposes of the Securities Act and the Exchange Act and as such involves known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect”, “estimate”, “anticipate”, “predict”, “believes”, “plan”, “seek”, “objective” and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement to differ materially from our expectations include the following:

(1)	one or more of the assumptions or other factors discussed in connection with particular forward-looking statements prove not to be accurate;

(2)	we are unsuccessful in increasing sales through our anticipated marketing efforts;

(3)	mistakes in cost estimates and cost overruns with respect to our products or services;

(4)	our inability to obtain financing for general operations including the marketing of our technology and products, and acquisitions;

(5)	non-acceptance, generally of our technology or one or more of our products in the marketplace for whatever reason;

(6)	our inability to supply any of our technology or products to meet market demand;

(7)	generally unfavorable economic conditions that would adversely effect purchasing decisions by purchasers of our technology or distributors, resellers or consumers of products using out technologies;

(8)	development of a similar competing product at a similar price point;

(9)	the inability to negotiate a favorable agreement for or to adequately protect our intellectual property;

(10)	if we experience labor and/or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel;

(11)	if we experience unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.), or we are adversely affected by problems of our suppliers, shippers, customers or others; and

(12)	our revenues could be negatively affected by the loss of a major client.

Our risk factors are described in the section entitled “Risk Factors” contained herein. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by such factors. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with our Consolidated Financial Statements, including the notes thereto.

Overview

We are a company engaged primarily in the research, development, manufacturing, marketing, sales and distribution of products that use water soluble and biodegradable films for the dietary supplement, pharmaceutical, recreational and cosmetic industries and other applications. Our research and development operations are located in the United Kingdom. During 2002, 2001 and 2000 our primary focus remained and remains on the development and commercialization of our unique and proprietary process, the XGel(TM) film system.

We generate revenues from fees pursuant to research and development contracts, licensing the rights to use our intellectual property in the XGel(TM) film system, the sale of the XGel(TM) film system, the sale of XGel(TM) film to use in the film system and research and development services to assist customers in gaining maximum benefit from the license. Revenues from license arrangements and the sale of XGel(TM) film system are recognized when there is persuasive evidence of an agreement with a customer, collectibility is probable and the fee is fixed or determinable, and we have no continuing obligations. These factors vary by contract, but generally revenue is recognized over the term of the contract either time base or on some milestone basis. Revenues from research and development contracts are recognized ratably over the period to which the contract relates, unless significant acceptance criteria exist. If acceptance criteria exist, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. With certain contracts, revenues are recognized on a milestone basis, when there is persuasive evidence of customer acceptance.

We currently have agreements with Peter Black and Farmasierra providing for the purchase of XGel(TM) film systems, the future supply of film for use in the film systems and license agreements to allow them to use XGel(TM) technology in their products. Apart from the XGel(TM) film systems which they have already committed to purchase, the recognition of revenues from the contracts is dependent upon them beginning production of consumer products incorporating XGel(TM) film in commercial quantities at which time we would begin to recognize revenues from the sale of film and in royalty payments under licenses. In addition we have previously completed, and are currently working on, development contracts with a number of customers. Pursuant to these contracts we design and develop consumer products (sometimes adapted from existing products) which use XGel(TM) technology. The contracts usually involve our producing and testing samples. In addition to receiving specified payments for completing this development work, we hope that successful completion of these development contracts will lead to execution of license, film supply and film system agreements as development customers put the new or adapted products into commercial production. See “Business—Clients” and “—Research and Development” and “Risk Factors—The loss of one of our largest customers could cause our revenues to drop quickly and unexpectedly.”

We have entered into an exclusive agreement with Convatec to commercialize our flushable and biodegradable ostomy pouch. We are not obligated to fund the commercialization of this product further, although as part of the amendments to our agreements with EcoProgress we agreed to pay EcoProgress a royalty of 5% of all proceeds we receive on any account from our ostomy products up to a maximum cumulative amount of US $1,000,000. See “Business—History” and “—Clients”

Since inception, we have incurred substantial operating losses and we expect operating losses to continue in the near term as we continue our product development efforts, conduct trials and undertake marketing and sales activities for the XGel(TM) film system. Our ability to achieve profitability is dependent upon our ability to successfully execute our marketing and sales plan for the XGel(TM) film system and various versions of XGel(TM) film, and to complete in an efficient and timely manner development work on other versions of the XGel(TM) film system.

We continue to review our operations—in particular, the projects and products under development being undertaken together with a full review of our overheads with regard to cash burn, financial resources and the amount of funds required until cash flow break-even. As a result of this review, projects and product development have been re-prioritized with a view to bringing those projects to market more quickly which will have a positive cash flow impact. As an indication of the depth and quality of our intellectual property rights and products in various stages of development, we did not feel that any ongoing projects should be shelved completely as all thee projects could potentially earn significant future revenues for our business. We have decided to seek third party investors or joint venture partners for certain projects to mitigate current cash outflows and to bring these projects to commercialization more quickly.

We arranged a bank overdraft with Barclays Bank PLC for £400,000. As of April 29, 2003, we were over drawn by £350,534 (equivalent to approximately $562,397) on the overdraft. £300,000 is subject of a personal guarantee by Barry Muncaster, BioProgress Technology International’s Chief Executive Officer, and the remaining £100,000 is subject of a personal guarantee by Graham Hind, BioProgress PLC’s Managing Director. On May 6, 2003 the Company extended the facility through to the end of May 2003 on the same terms.

We have reported earlier that BioProgress Technology International’s directors and the directors of all of our operating subsidiaries had taken a 66.6% pay cut for the twelve month period commencing July 1, 2001, after which period the salaries would be reviewed. We have conducted a review at the end of the twelve month period and will retain the pay cut for the foreseeable future. The London office, opened in early 2001, has been closed and the Norwood Road premises were leased, then sold during the first quarter of 2002 to The Healthy Forum Limited, which resulted in a loss on sale of $117,000. We have gradually reduced cash burn from operations throughout the final six months of 2001 and through the four quarters of 2002 and we intend to closely control and plan our cash outlay moving forward. During 2002, Jade International, a related party, paid $200,000 directly to a director his accrued but unpaid salary upon his departure form BioProgress because BioProgress did not have sufficient cash to make the payment at that time. Jade has recharged this payment to us, and our balance due from them has been reduced accordingly. We believe that we continue to manage our working capital effectively.

On September 9, 2002 Ms. Elizabeth Edwards, Group Accountant, agreed to act as the Company’s Chief Financial Officer.

On July 28, 2002 we received notice from Arthur Andersen that its business would cease to exist on July 31, 2002 and, therefore, it would resign as our auditors effective that date. We appointed Grant Thornton to succeed Arthur Andersen as auditors on November 14, 2002.

Research and Development Projects

The following table summarizes information relating to the material presently ongoing related groups of research and development projects. The table presents for such groups of projects, the amounts spent in each of the fiscal years 2002, 2001 and 2000 together with our current expectation for completion of these projects and current expectations when such projects will begin generating revenues

Project	Amount of R&D Expenditure for the Year ended December 31, 2002	Amount of R&D Expenditure for the Year Ended December 31, 2001	Amount of R&D Expenditure for the Year Ended December 31, 2000	Expected Date of Completion of Project	When Revenue is Expected to be Realized from Project
Liquid Fill Encapsulation	$67,552	$1,191,138	$523,085	On going	2003
Powder & Solid Encapsulation	17,895	27,311	—	On going	2004
Ostomy	2,547	6,850	—	End of 2003	2003

Total	$87,994	$1,225,299	$523,085

The above information is based on our current expectations and the results of the projects thus far and is also contingent on our ability to continue to devote the cash and other resources to such projects. We cannot assure you that any of these projects will be completed successfully or even if completed successfully that customers will decide to commercialize products that are developed. Thus, even if successful, such projects may not necessarily lead to our recognizing license, film or film system revenue.

Comparison of the Period for the Year ended December 31, 2002 to the Year ended December 31, 2001

Consolidated Statement of Operations

As discussed above our operations were streamlined during fiscal 2002 to reduce cash burn and conserve resources and are expected to remain stabilized at current levels in terms of premises and other overhead, primarily through the reduction of research and development expenditure. We expect to recruit between 10 and 15 additional research, design and production engineering staff during the third quarter of 2003 in order to deliver contracts in hand and in negotiations.

Revenues

Our total revenues for the year-ended December 31, 2002 were $2,317,571 compared to $966,738 for the year-ended December 31, 2001. The increase in total revenues was primarily due to the recognition of deferred revenue relating to fees under a research and development agreement and related license with EcoProgress Canada Holdings relating to flushable hygiene products. This agreement was renegotiated and EcoProgress purchased the patents other than those related to ostomy which are the subject of the license relating to the research and development agreement. Following this sale, we recognised $1,214,400 as revenue which represented the remaining deferred revenue at the point of sale and was approximately 52% of our revenue for 2002. Excluding the revenue relating to the sale of the license our total revenue would have been $1,103,171 or 14.1% above 2001.

Due to this sale, we will not recognise any further revenue under the research and development agreement with EcoProgress. All revenues from EcoProgress (including deferred revenue recognised on the sale) represented approximately 56% of 2002 revenue. Therefore, our 2002 revenues are not necessarily indicative of future revenues.

The following is a summary of major contracts signed during 2002 that have had a major impact on our revenues and which are expected to lead to the generation of material revenues in 2003.

On August 30, 2002, we executed a worldwide exclusive license agreement, ending April 17, 2021, in respect of a variation of our flushable and biodegradable technology with Convatec, a division of a major medical device manufacturer. As a result of this agreement, we have ceased exploring commercial opportunities for our ostomy pouch. For the time being, details of the Worldwide Exclusive License agreement are to be held in strictest confidence at the request of our licensee. We will receive a license fee related to sales of ostomy products containing our technology.

On May 21, 2002, we announced that we had executed another new product development agreement with Boots. This is the second agreement with Boots and is separate from the first agreement executed in October 2000, which has progressed to Stage 3 as announced by us during April 2002. Once again the aim is to develop a range of innovative new consumer products utilizing our unique XGel(TM) film system. This new agreement will focus on the new NRobe(TM) version of the XGel(TM) technology. For commercial reasons the specific products and categories are confidential. Boots will pay us $100,000 in two installments pursuant to our agreement at key stages in the products development.

On May 23, 2002, we announced we had gained Kosher approval for our XGel(TM) film system. Dayan M. D. Elzas, Rabbi in charge of the Kashrus Board of the London-based Federation of Synagogues issued a letter stating the XGel(TM) film system is capable of Kosher Certification. After thorough research into both ingredients and manufacturing processes, Dayan M. D. Elzas concluded that the XGel(TM) film system is suitable for Kosher purposes. Our customers will be able to apply for Kosher Certification, which will be readily forthcoming provided their own products meet the necessary requirements.

On August 27, 2002, we announced that we had executed an amendment to the license agreement held by EcoProgress. We waived all outstanding royalties due to us from EcoProgress and agreed to waive all future royalties that would accrue in respect of sales of all products produced by EcoProgress under the terms of an exclusive license agreement. In addition, we and EcoProgress agreed to a mutual release of all obligations under the Research and Development Agreement between the parties. In consideration of our agreement to amend the exclusive license agreement, EcoProgress has irrevocably waived any and all rights it may have or may have had to participate in the ownership and commercialization of BioProgress’ technology as employed in ostomy products. BioProgress will pay EcoProgress a royalty of 5% of all proceeds it receives on any account from its ostomy products to a maximum cumulative amount of US $1,000,000.

On September 30, 2002, we announced that we had executed a new product development agreement with a global pharmaceutical company for up to $200,000 paid in four equal installments on commencement of each optional development program undertaken in the agreement.

On November 27, 2002, we executed a letter of intent with a potential customer whereby the potential customer paid us $500,000 for certain rights to evaluate certain of our technologies. If the customer does not enter into a final agreement with us we have agreed in September 2003 to discuss repaying this amount although there is currently no legally binding requirement to repay it, and therefore this has been recorded as other liability until we have determined that it could be earned as revenue. If we have to discuss repaying this amount the potential customer understands we will have to consider our cash resources at such time which may be limited at that time.

On December 18, 2002, we executed a new product development agreement with a global pharmaceutical company for $40,000 of which $20,000 has been paid and the remainder is to be paid when we deliver specified sample products.

The above described contracts accounted for approximately 72% of 2002 revenues (including the deferred revenue which was recognized as a result of entering into the agreement with EcoProgress). Excluding the revenue recognized due to the EcoProgress agreement, the other contracts accounted for approximately 34% of all other revenue.

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

Cost of Revenues

Our cost of revenues decreased from $208,585 in 2001 to $97,462 in 2002. The decrease in the cost is due to a reduction in labor costs connected with revenue contracts. Due to the nature of our sales and because our research and development costs are expensed as incurred, our cost of revenues do not correlate to our revenues. The cost for 2002 primarily consisted of expenditures made by our recently acquired subsidiary (in 2001) ProDesign Technology Limited, including direct labor costs of $25,081. The remaining expense in 2002 included materials purchased by the ProDesign division to complete a consulting contract in place at the time of acquisition and direct materials purchased for use in the XGel(TM) film system. The cost for the 2001 period were primarily comprised of direct labor and materials cost related to development contracts, the largest being our collaboration with Proctor and Gamble in development of XGel(TM) film system variants. We do not expect to incur material cost of revenue expense until we begin shipment of XGel(TM) film systems to customers, or unless we enter into additional revenue based development agreements with our customers.

Research and Development Expenditure

Research and development expenditure in 2002 decreased from $1,225,299 in 2001 to $87,994 in 2002. The reason for the decrease in 2002 is a reduction of expenditure in order to conserve cash resources following the review and prioritization of projects that was begun in 2001. A significant portion of our research and development expenses are dependent on the requirements of our customers. During 2002 and 2001, we have expensed as operating costs most continuing research and development expenditures, and intend to capture as cost of revenues only those expenses directly related to inventory of film and film systems and the sale thereof and identifiable costs of development contracts.

General and Administrative Expenses

General and administrative expenses have increased to $4,580,850 in 2002 from $3,104,957 in 2001, an increase of 46%. The material balances classified within general and administrative expenses are discussed below:

Directors and senior management costs

Costs in relation to directors and senior management services have decreased to $410,372 during 2002 from $1,500,708 in 2001. Since July 1, 2001, the salaries of directors were cut by two thirds and all bonus provisions reversed for a period of twelve months, at which time the salaries were reviewed again. Upon the review in 2002, we decided to maintain the reduction in salaries. Management also continues to pursue other cost cutting measures, and accepted resignation from our Chief Financial Officer, James T.C. Longley. Mr. Longley’s responsibilities are being absorbed by Elizabeth Edwards who was our controller.

Staff related costs

Staff related costs, which consist primarily of salary costs (other than directors and senior management), recruitment, and travelling have increased to $1,538,694 in 2002 from $848,670 in 2001. This increase is due to $328,396 of common shares issued to employees in lieu of bonuses and an increase in travelling costs.

Other general and administrative costs

Other costs within the general and administrative area have increased to $2,328,822 in 2002 from $1,237,795 in 2001. The following are the major reasons for the changes:

•	A write off of the net investment and advances to Healthy Forum of $576,670 in 2002 compared to zero in 2001.

•	During 2002 we incurred a penalty of $535,875 related to unit holders for our delay in filing a registration statement; there was no such expense in 2001.

•	Foreign exchange losses during 2002 were $331,551 compared to $134,266 due to movements in exchange rates.

•	Other expenses within this category that include such items as office overheads (rent, stationery, maintenance and similar categories) were approximately the same as 2001, although individual items may have fluctuated in line with our expectations due to our review of operations in 2001 and implementation of cost reductions during 2002.

General administration charges are likely to stabilize or slightly decrease in the short term as a result of our review of operations and cost reduction measures and controls implemented in late 2001. We continue to make efforts to minimize day-to-day overheads and periodic reviews of overhead costs continue to be undertaken internally.

Amortization and depreciation

Depreciation expense is $271,530 in 2002 compared to $278,651. During the year we sold a building but the reduction in depreciation was partly offset by depreciation on assets purchased during the year.

Amortization on intangibles increased from $136,606 in 2001 to $937,606 in 2002 due to impairment charges of certain intangibles in late 2002 due to technology advances during the later half of 2002 that caused us to review the usefulness of these intangibles.

Amortization of goodwill was zero in 2002 as we adopted the provisions of SFAS 142 on January 1, 2002 and accordingly no longer amortize goodwill.

Under SFAS 142, we are required to review the goodwill for impairment. During 2002, we impaired goodwill by a total of $826,550, which was due to a $167,606 impairment of ProDesign Technology Limited and $432,844 on BioProgress Technology, and $226,100 in DHA Nutrition Limited. The impairments were due to technological changes and advancements throughout the year.

Financing Costs

A write-off of prepaid costs in respect of the common stock purchase agreement entered into with Fusion Capital Fund II, LLC has meant $630,728 has been charged in 2002 compared with $0 in the 2001

Realized and unrealized (loss) on marketable securities

A loss of $134,539 was recognized during the year of 2002 as compared to a loss of $422,784 in 2001. We have now disposed of all marketable securities. The holdings were sold to provide working capital and the decline in the capital markets meant that significant losses were realized.

Professional Fees

Professional fees decreased to $640,642 in 2002 from $1,204,636 in the year ended of 2001. The amount during 2001 was caused largely by increased corporate advice fees related to leverage of our capital structure and other potential equity transactions.

Stock based sales consulting fees

On December 1, 2001 we amended warrants that were previously issued on December 1, 2000, to a consultant to provide services in the Middle East. The amendment resulted in a further charge of $403,648 in 2001. No warrants were issued or amended to this consultant in 2002.

Loss from Operations

The result of the above is that a net loss from operations of $5,890,330 was generated in the year 2002 compared to a loss of $6,696,604 in the year 2001, a decrease of $806,274. The reduction in the net loss is due to higher revenue in 2002. We expect that costs will stabilize or slightly decrease during the forthcoming quarters as a result of management review of operations and cost reduction measures and controls implemented in late 2001 and as we begin delivering XGel(TM) machines.

Share of Loss of Equity Investment

During 2002 our share of the losses were $435,641 compared to $441,017 in 2001. Due to the continued loss, we have written off our net investment including advances to Healthy Forum during 2002.

The Healthy Forum has been formed to build a global well-being brand in the complimentary medical and specialty food sectors. The principal products of The Healthy Forum are feminine hygiene, beneficial foods and vitamins, minerals and supplements. In April 2001, we increased our shareholding in The Healthy Forum from 29.9% to 46.6% by way of $120,000 cash and $500,000 settlement of debt. Additionally, we provided The Healthy Forum with cash loans since that time. The Healthy Forum has served notice on the Company alleging that the 5,843,750 shares of The Healthy Forum owned by the Company are only partly paid and requested the payment of $526,910, failing which, the shares owned by the Company would be forfeited. We vehemently dispute this allegation and have served The Healthy Forum with a Statement of Claim demanding, inter alia, that it withdraws its allegation, see “Legal Proceedings”.

Provision for Income Taxes

During 2002, BioProgress Technology Limited generated taxable profits and as a result we have recorded a provision for UK taxes of $158,613. No provision has been made for income taxes in 2001 or 2000 as a result of the losses we have incurred. We have provided a 100% valuation allowance against the deferred tax asset arising on the net operating losses in the US due to the uncertainty of their ultimate realization.

Dividends Payable and Accretion of Preferred Stock

During the year 2002 a charge of $196,535 was recorded, as compared to $691,471 for 2001, for accretion of preferred stock to increase the loss available to common shareholders. This is incurred due to a substantially increased issuance of Series B Preferred Stock during 2001, with the difference that arises between the subscription price and redemption value being charged to equity. Dividends of $34,305 were paid during 2002 compared to $0 in the prior year and are included in the $196,535.

Comparison of the Period for the Year ended December 31, 2001 to the Year ended December 31, 2000 (as restated)

Consolidated Statement of Operations

Revenues

Our total revenues increased 4.5% from $925,351 in 2000 to $966,738 in 2001. The levels of these revenues in 2001 have slightly increased as compared with 2000 as a result of consulting revenue generated by ProDesign Technologies Limited, which we acquired in July, 2001.

Cost of Revenues

Our cost of revenues increased from $20,902 in 2000 to $208,585 in 2001. The increase in 2001 over 2000 was primarily due to costs incurred by our newly acquired (in 2001) ProDesign Technologies Limited division, including direct labor of $39,518 and the remainder being hardware purchased to complete a consulting contract with their largest customer (VAX).

Research and Development Expenditure

Research and development expenditure in 2001 increased by 134% from $523,085 in 2000 to $1,225,299 in 2001. The majority of the increase in 2001 is a result of the increased research and development effort in developing new variations of the XGel(TM) film system specifically, the ingestible products prototype machine. During 2001, we took several major steps toward commercializing the XGel(TM) film system. During 2000 and 2001, we have expensed as operating costs most continuing research and development expenditures and intend to capture, as cost of revenues, only those expenses directly related to inventory of equipment and sale thereof and identifiable costs of development engagements.

General and Administrative Expenses

General and administrative expenses have increased from $2,777,325 in 2000 to $3,104,957 in 2001, an increase of 12%. The material balances classified within general and administrative expenses are discussed below:

Directors and senior management costs

For 2001, directors and senior management costs were $1,500,708 compared with $1,533,528 in 2000. The latter included bonus amounts totaling approximately $350,000, which were not expenses in 2001. From July 1, 2001, the salaries of directors were cut by two thirds and all bonus provisions reversed for a period of twelve months, which was subsequently extended as noted above.

Staff related costs

Staff related costs, which consist primarily of salary costs (other than directors and senior management), recruitment, and travelling have increased to $848,670 in 2001 from $563,434 in 2000. This increase is a result of increases in the headcount as we develop different variations of the XGel(TM) film system and a significant increase in travelling costs.

Other general and administrative costs

Other costs within the general and administrative area have increased to $755,579 in 2001 from $680,363 in 2000, an increase of 11%. The following are the major reasons for the movement:

•	Foreign exchanges losses during 2001 were $134,266 compared to losses of $387,073 in 2000 due to movements in the exchange rates and the fluctuations on our monetary balances during the year.

•	Decreased losses on sale of fixed assets of approximately $110,000 and $100,000 have been offset by increases in entertainment and rent of approximately $85,000 and $237,000, respectively. The increased rent and entertainment expenses in 2001 result from our newly leased location at Hostmoor and increased travel, investor relations, recruitment and marketing activities by senior management during 2001.

•	Other expenses within this category which include such things as office overheads (rent, stationery, maintenance and similar items) increased in line with expectations due to our increased levels of activity.

Amortization and depreciation

The depreciation charge for 2001 was $278,651 compared to $134,120 in 2000. The increase is entirely due to increased depreciation on fixed asset expenditure.

The amortization of intangible assets was $136,606 in 2001 which is consistent to the charge of $137,783 in 2000.

The goodwill amortization charge was $678,176 which is consistent to the charge in 2000 of $678,174. The majority of the charge in both years relates to the amortization of goodwill generated following the reverse acquisition of BioProgress Technology Limited in 1998.

Realized and unrealized (profit) loss on marketable securities

A loss of $422,784 was incurred during 2001 as compared to a gain of $46,369 in 2000. The movement was due entirely to the change in the market price on our investments. The holdings in 2001 were sold to provide working capital and the downwards movements in the capital markets meant that significant losses were realized.

Professional fees

Professional fees increased by 43% to $1,204,636 in 2001 from $842,293 in 2000. The amount during 2001 is caused largely by increased corporate advice fees related to leverage of our capital structure and other potential equity transactions.

Stock based sales from consulting fees

On December 1, 2000, the company issued warrants to a third party to acquire shares of common stock at any point after the date of issuance at an exercise price of $1.50. The consideration for these warrants was an undertaking from the third parties to provide sales and consultancy services with particular focus on retail and distribution in the Muslim states. The warrants were valued in accordance with the guidance in EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” at a fair value of approximately $2.5 million. As the warrants were immediately vested, the financial statements have been restated (see note 2 to the Consolidated Financial Statements) to reflect this expense on December 1, 2000, as an immediate charge to the statement of operations.

On December 1, 2001, the Company cancelled the above agreement and a new agreement was executed. This agreement related to the issuance of 2,522,800 warrants to the same third party to acquire shares of common stock at any point after the date of issuance at an exercise price of $0.50. This modification of the warrants has a fair value of $403,648. As the warrants are immediately vested, the financial statements have been restated (see note 2 to the Consolidated Financial Statements) to reflect this expense on December 1, 2001, as an immediate charge to the statement of operations.

Loss from Operations

The result of the above is that a loss from operations of $6,696,604 was generated in 2001 compared to a loss of $6,890,446 in 2000.

Share of Loss of Equity Investment

During 2000, we invested an initial $50,000 in The Healthy Forum. We continue to offer financial support by way of loan. The Healthy Forum has been formed to build a global well-being brand in the complimentary medical and specialty food sectors. The principal products of The Healthy Forum are feminine hygiene, beneficial foods and vitamins, minerals and supplements. During 2001, we have taken a charge to profit and loss in respect of our share of the losses of The Healthy Forum of $441,017, as compared to $29,517 in 2000. In April 2001, we increased our shareholding from 29.9% to 46.6% by way of $120,000 cash and $500,000 settlement of debt. Additionally, we provided The Healthy Forum with loans of $706,400 and $198,000 during 2001 and 2000.

Provision for Income Taxes

No provision has been made for income taxes in 2001 or 2000 as a result of the losses we have incurred. We have provided a 100% valuation allowance against the deferred tax asset arising on the net operating losses due to the uncertainty of their ultimate realization.

Dividends Payable

During 2001, a lower charge of $691,471, as compared to $2,563,872 in 2000, for accretion of preferred stock was taken to increase the loss available to common shareholders. This is incurred due to a substantially decreased issuance of Series B Preferred Stock during 2001, with the difference that arises between the subscription price and redemption value being charged to equity.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of preferred stock to accredited investors. As at December 31, 2002, we had cash and cash equivalents of $11,396 compared with $5,851 at December 31, 2001.

Since its inception, we have financed our operations primarily through the private sale of preferred stock to accredited investors and more recently through sales of common stock units on a private placement basis. As at December 31, 2002, and December 31, 2001, we had a net bank overdraft of $633,427 and $326,887, respectively. During the year ended December 31, 2002, we received $788,873 from the sale of units. During the year ended December 31, 2001, we received $1,424,300 from the sale of Series B Preferred Stock. These proceeds were used for general working capital purposes, including research & development and the building, design and upgrade of further plant and machinery for our new Hostmoor location.

On September 13, 2002, we were informed orally by an officer of Fusion of Fusion’s intention to terminate the contract providing for the purchase of up to $6.0 million of our common stock on September 16, 2002. On September 16, 2002 we received from Fusion formal notification that it had terminated the contract. As we viewed this Funding as essentially back up Funding and due to the potential new Funding opportunities we hope to be able to realize due to the Reincorporation. However, we believe that termination of the Fusion contract will have immaterial or no impact on our plans. In February 2003, Fusion filed a lawsuit against us attempting to compel us to remove the restrictive legends on the shares they received on signing the agreement. We are vigorously defending this suit. See “Business—Legal Proceedings”

Starting in February, 2002, the Company has entered into agreements with certain accredited investors for the issue of a total of 1,226,461 shares common stock and 2,452,922 warrants, exercisable at various prices for a term of five years, for consideration totalling $788,873, which was received during 2002. The agreements are pursuant to an offering by us for the sale up to 600 “units” of equity at a price of $5,000 per unit. Each unit is comprised of 7,500 shares of unregistered common stock and 6 warrants, each such warrant expiring on December 31, 2006 and each exercisable for 2,500 common shares at purchase prices which range from $1.00 up to $10.00. We committed to have declared “effective” the registration of the common shares issued in this private placement by September 30, 2002, or otherwise issue an additional 1/10th unit (to a maximum of 90%) as of September 30, 2002 and for each full month beyond that date through such time as declaration of effectiveness has been achieved. At the time of this proxy statement/prospectus we have not registered the common shares subject of the units and will, therefore, be issuing additional 1/10th units as appropriate and in due course. Since the registration statement of which this prospectus is a part is registering ordinary shares to be received by the investors for their unregistered common stock, we have fulfilled our obligation to register their common stock. As of April 30, 2003, based on the current share price of $0.30, we would have to issue 4,167,917 shares to settle the penalty as of that date. The ultimate number of shares that will be issued for payment of this penalty will be determined by the closing price at the end of each 30 day period and the timing of the Registration Statement being declared effective.

We are in discussion with several parties regarding joint ventures, license agreements and distribution agreements for our XGel(TM) film system and derived products. On November 27, 2002, we executed an agreement with a potential customer who paid us $500,000 for certain rights to evaluate certain of our technologies. If a transaction does not proceed with this potential customer we may, in certain circumstances, be required to return any amounts paid to us.

In January 2003 we entered into an agreement with Farmasierra for the purchase of both a smaller scale pilot version and a full scale version of additional XGel(TM) film system by them. Farmasierra has agreed to lend us $1,000,000, the funds needed to construct these systems. Each month an amount equal to our direct cost to produce these machines plus 15% will be deemed repaid on this loan. If our direct costs plus 15% are less than $1,000,000 we will have to repay the balance of the loan in cash one year and two days after our auditors sign the audit report of our financial statements for fiscal year 2002. We may at our option prepay the loan in cash. The loan does not accrue any interest but is secured by certain of our intellectual property relating to NRobe(TM) . We also granted Farmasierra an option to acquire up to 1,000,000 of our ordinary shares at $0.50 per share exercisable on or before December 31, 2004

We also continue to investigate a number of other long-term funding scenarios and opportunities. Management estimates that additional financing may be required in the next twelve months to fulfill our working capital requirements for a period up to the point at which net sales revenues could sustain our day to day operations and also enable us to further accelerate our growth both organically and maybe through acquisition. To that end, BioProgress PLC currently intends to raise up to £5 million by issuing new ordinary shares to institutional investors in the UK shortly after completion of the reincorporation. The shares to be offered and sold in the UK will be offered and sold pursuant to Regulation S under the Securities Act and will not be offered or sold to or for the account or benefit of any US person (as defined in Regulation S). We intend to use the net proceeds of the sale of new ordinary shares, if any, to settle certain current liabilities and to fund on-going operations. However, we believe further funding may be required to fund the growth potential of the Company. There can, however, be no assurance that any additional financing, either debt or equity financing, will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing if and when needed, could have a material adverse affect on our business, results of operations and financial condition.

Quantitative and Qualitative Disclosure about Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes. The majority of our operations are with our UK subsidiary. Accordingly, operating results can be affected by fluctuations in the US dollar exchange rate with the UK pound sterling. Currency exchange rates are determined by market factors beyond our control and may vary substantially over a period of time. If the UK pound sterling were to strengthen in relation to the US dollar, our reported sales would be higher. The average exchange rate for fiscal 2002 was UK£0.69 per US$1.00, respectively. A change of 10% in the average exchange rate would have increased our 2002 net loss by approximately $393,000. As we begin to contract more in continental Europe we should face similar risks relating to the Euro.

RISK FACTORS

Risks Relating to our Business

We need additional cash to operate our business and our viability as a going concern is uncertain.

Since our inception, we have incurred significant losses and negative cash flow from operations, and as of December 31, 2002, we had an accumulated deficit of approximately $28,691,539. Based on our present operating expenses, taking into account available cash reserves, we will not be able to continue as a going concern beyond this current year without an increase in cash flow from operations and/or the infusion of addition capital to fund operations. We expect to meet our working capital obligations and other cash requirements with cash derived from operations and from placement of additional equity by issuance of ordinary or preference shares of BioProgress PLC. To that end, BioProgress PLC currently intends to raise up to £5 million by issuing new ordinary shares to institutional investors in the UK shortly after completion of the reincorporation. The shares to be offered and sold in the UK will be offered and sold pursuant to Regulation S under the Securities Act and will not be offered or sold to or for the account or benefit of any US person (as defined in Regulation S).

Cash from operations and the other sources described above (including the expected issue to UK institutions) may not be sufficient for our operating needs. We may not be able to achieve profitability on a consistent basis, if at all and our ability to continue as a going concern could thus be impaired. In the event that cash flow from operations is less than anticipated and we are unable to secure additional funding, in order to preserve cash, we would be required to further reduce expenditures and effect further reductions in our corporate infrastructure, either of which could restrict our ability to continue our operations. Even if we obtain additional working capital in the near future, the need for additional funding may be accelerated and additional funding may not be available on terms acceptable to us, if at all.

Our limited operating history makes evaluating our business difficult.

We began demonstrations of our XGel(TM) product during the early part of 2000 and executed the first sale of a license of XGel(TM) film systems during August 2000. Accordingly, we have only a limited operating history in order to evaluate our business. The risks, expenses and difficulties that an early-stage company like ours faces must be considered. These risks include our ability to successfully complete the production engineering, manufacture and commissioning of each of the five XGel(TM) products that currently form our product offering. We must:

•	successfully respond to competitive developments;

•	continue to upgrade our products and service offerings;

•	continue to attract, retain and motivate qualified personnel; and

•	continue to attract financing to support the planned growth of our business.

We believe that period-to-period comparisons of our operating results are not meaningful.

Growth of our business may suffer if new customers do not accept our product offerings.

BioProgress Technology International has historically derived its revenues (other than immaterial amounts) from XGel(TM) products and associated services in the form of fees pursuant to research and development contracts. We anticipate that these sources together with XGel(TM) related license fees, sales of XGel(TM) film and film systems will continue to account for almost all of our revenues for the foreseeable future. Neither we nor our customers have yet introduced commercialized versions of gelatin replacement encapsulation products. As a result, our business will suffer if the market does not accept our product offerings and our future enhancements of these product offerings. If demand for our product offerings drops as a result of competition, technological change or other factors, our revenue could decrease.

The market for gelatin replacement materials and means of processing is still emerging and it may not continue to grow. Even if the market does grow, businesses may not adopt our product offerings as gelatin substitutes. We have expended, and intend to continue to expend, considerable resources educating potential customers about the XGel(TM) products and our services in general and about the features of the XGel(TM) film system and new product development opportunities afforded by it in particular. However, our product offerings may not achieve any additional degree of market acceptance.

We depend on a few industries for most of our sales, and we may not be successful in expanding beyond those limited markets.

A substantial portion of our revenues has been derived from sales to manufacturers of fast moving consumer goods, vitamins herbs and minerals and confectionery products. We may not continue to be successful in these markets. These markets may not be large enough to generate sufficient revenue for our products. In addition, we may not be successful in achieving significant market acceptance in other markets that we target.

The loss of one of our largest customers could cause our revenues to drop quickly and unexpectedly.

In fiscal 2000, our top three customers accounted for 96% of total revenues, with Proctor and Gamble accounting for 67.5% of total revenues and the remaining 28.5% attributable to Boots and EcoProgress Canada Holdings. In fiscal 2001, our top five customers accounted for 93% of total revenues, with Proctor and Gamble accounting for 43% and the four other customers (Boots, EcoProgress, Peter Black and VAX) contributing the remaining 50%. In fiscal 2002, our top three customers accounted for approximately 78% of our total revenues with EcoProgress, Boots and Peter Black accounting for approximately 56%, 11% and 11%, respectively. All revenue from EcoProgress related to the release of deferred revenue under research and development contracts. We have renegotiated our agreements with EcoProgress and will not recognize any further revenue under these research and development contracts. Excluding the EcoProgress deferred revenue that was released, Boots, Peter Black, Convatec and Bristol-Myers would have accounted for approximately 25%, 25%, 17% and 15% of total revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our contract with the Proctor & Gamble Company has been completed. Our contracts with Bristol-Myers Squibb expires in 2022. Our contract with Convatec expires in 2022. Our contracts with Peter Black expire on the later of 2022 or ten years after products using our technology are first put on the market in the European Union. Our contract with Farmasierra expires in 2022 and our contract with Boots expires in 2022. Although we have written agreements with these customers the revenue generated from these contracts depends upon the successful commercialization of consumer products using our technology. We cannot be certain that our customers will continue to do business with us after the contracts expire, that business from existing customers will continue at the levels of previous periods, or that we will be able to do a significant amount of business with new customers. If we lose one of our customers, our revenues could drop more quickly than we could reduce expenses. This could substantially harm our financial results.

We depend upon licenses with manufacturers for revenues which makes our revenues dependant upon the success of our customers to commercialize and sell products incorporating our technology.

Revenues from our technologies will be dependent upon the production and sale of products utilizing our technologies. We do not currently possess the ability or resources necessary to complete on our own the development, testing, regulatory approval process and commercialization for products utilizing our technologies and we do not currently intend independently to market products incorporating our technologies in the foreseeable future. It is our strategy to seek to enter into agreements with manufacturers which will assist us in developing, testing and obtaining governmental approval for, and the marketing and commercialization of, the various formulations of our technologies. Although we attempt to obtain minimum license payments, the amount of revenue we will earn under our customer contracts is dependant upon our licensee’s ability to commercialize products using our XGel(TM) technology. We may be unable to enter into additional collaborative arrangements with respect to product development utilizing our technologies. Existing or future collaborative arrangements may not lead to successful consumer product sales. Milestones to receive revenue in such agreements may not be met. If we are unable to obtain development assistance and funds from manufacturers to fund a portion of our product development costs and to commercialize products, we may have to delay, scale back or curtail one or more of our activities.

We have no control over the resources and attention devoted by our collaborative partners to the development of a product candidate and, to the extent resources devoted are limited, products using our technology may not be commercially successful. If any of our collaborators breaches or terminates its agreement with us or otherwise fails to conduct its collaborative activities in a timely manner, the development or commercialization of the product candidate or research program under such collaborative agreement may be delayed, and we may be required to devote unforeseen additional resources to continue such development or commercialization, or terminate such programs. Disputes may arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements with collaborators could lead to delays in the collaborative research, development or commercialization of certain product candidates, or could require or result in litigation or arbitration, which would be time consuming and expensive

Our stock price or our business could be adversely affected if we are not able to efficiently integrate acquisitions. During June, 2001 we acquired ProDesign Technology Ltd.

We have consummated and we may continue to pursue acquisitions that provide new technologies, products or service offerings. Due to our limited cash resources, future acquisitions by us may involve potentially dilutive issuances of equity securities. We also may incur substantial additional liabilities and expenses, such as debt or amortization expenses related to intangible assets. Acquisitions involve numerous risks, including:

•	difficulties in the assimilation of the operations, technologies;

•	integration of products and personnel of the acquired company;

•	the diversion of our small management team’s attention from other business concerns;

•	risks of entering markets in which we have no or limited prior experience; and

•	the potential loss of key employees of the acquired company.

Any or all of the above could reduce our revenue or delay or restrict the growth of our business. During 2002, we determined that goodwill relating to ProDesign had been impaired to zero value due to technological advances.

We have a limited ability to protect our intellectual property rights and others could infringe on or misappropriate our proprietary rights.

Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we protect through a combination of patent, trademark and trade secret laws, confidentiality procedures and contractual provisions.

As a small company with limited resources to devote to protecting our intellectual property we may not have protected all of our intellectual property rights. In addition, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary. Policing unauthorized use of our technology is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States and certain European countries. Furthermore, our competitors may independently develop technology similar to ours.

The number of intellectual property claims may increase as the number of competing products grows and the functionality of products in different industry segments overlaps. Although we are not aware that any of our products infringe upon the proprietary rights of third parties, third parties may still claim infringement by us with respect to current or future products. Any of these claims, with or without merit, could be time-consuming to address, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, might not be available on terms acceptable to us or at all.

We depend on key personnel for our success, the loss of any of whom could affect the growth and development of our business.

Our success depends upon the continued contributions of our executive officers and scientific and technical personnel especially Graham Hind, Malcolm Brown, Louise Mulroy, Stephen Kessel, Edward Nowak and Jason Teckoe. During our operating history, many key responsibilities have been assigned to a relatively small number of individuals. The competition for qualified personnel is intense, and the loss of services of certain key personnel could adversely affect the growth and development of our business. We have employment agreements with each of our senior management and certain key scientific personnel and they have each confirmed their intention to remain with us following the reincorporation.

Our founders, officers and principal stockholders have substantial control over our voting stock and have the ability to make decisions that could adversely affect our stock price.

As of April 25, 2003, our directors and officers (and their affiliates), assuming exercise of all of their outstanding options, held 18,303,660 shares, or approximately 33.6%, or 28.7% assuming no exercise of options, of BioProgress Technology International’s outstanding common stock. Consequently, this group will be able to significantly influence the outcome of all matters submitted for stockholder action, including the election of members to the board of directors and the approval of significant change in control transactions, which may have the effect of delaying or preventing a change in control. Representatives of the controlling stockholders constitute all six directors and will therefore have significant influence in directing the actions of the board of directors.

We may be subject to future product liability claims which could be time consuming and costly.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of products used for human ingestion. Product liability results from harm to end users using our products that were either not communicated as a potential side-effect or were more extreme than communicated. Although we believe that the ingredients used in our products are not harmful, the risk of accidental contamination of or injury from our products cannot be completely eliminated.

While our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, it is possible that these provisions may not be effective under the laws of certain jurisdictions. Although we believe our products contain suitable substances for human ingestion, products using our technology have not been distributed widely yet and therefore adverse reactions may occur once our products are available on a wide scale basis. While we have not experienced any product liability claims to date, we may be subject to such claims in the future. Defending these claims, regardless of merit, could entail substantial expense and require the time and attention of key management personnel.

We are dependent on a small number of suppliers with whom we do not have formal agreements guaranteeing a source of supply.

We currently contract with Speciality Films, George Listers, Monosol and Polymer Films, as suppliers to produce the film we use in our XGel(TM) film system. There are currently no formal agreements in place with any supplier. There are a limited number of producers capable of producing film for us and it could take an extended period of time to transition to a new supplier. A loss of one of our sources of supply could prevent us from meeting customer orders and damage our customer relations.

Risks Relating to our Industry

Our business will not be successful if we do not keep up with the rapid changes in our industry.

Vitamin, mineral, supplement and drug delivery, biotechnology, pharmaceutical science and manufacturing are evolving fields in which developments are expected to continue at a rapid pace. Our success depends, in part, upon maintaining a competitive position in the development of products and technologies in our areas of focus. Our competitors may succeed in developing competing technologies or obtaining regulatory approval for products more rapidly than we or our customers are able. Future developments by others may render our products or the compounds used in combination with our products uncompetitive or obsolete.

We face strong competition.

Our competitors may be able to develop products and services that are more attractive to businesses than our products and services. Most of our competitors, such as Banner Pharmacaps, Swiss Caps and Eurocaps GlaxoSmithKline, have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and larger customer bases. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They also may be able to devote greater resources to the promotion and sale of their products and services than us. If these companies introduce products and services that effectively competed with our products and services, they could be in a position to charge lower prices. This could give them a competitive advantage over us.

In order to be successful in the future, we must continue to respond promptly and effectively to the challenges of technological change and competitors’ innovations. If we cannot compete successfully with existing or new competitors, we may have to reduce prices on our products, which could lead to reduced profits.

FORWARD LOOKING STATEMENTS

We have made forward looking statements in this annual report on Form 10K-SB that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. These statements include the receipt of regulatory approvals, the adequacy of our capital resources, trends relating to our business and others. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “plan,” and “intend” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements.

Forward-looking statements reflect the current view of our management with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by the forward-looking statements, including, among others, those set forth in “Risk Factors” and the following:

•	the failure to maintain adequate capital resources;

•	competition to the businesses;

•	the lack of acceptance of any new products we may develop;

•	changes in currency exchange rates;

•	changes in general economic and business conditions;

•	changes in business strategy; and

•	any significant delay in the expected completion of the reincorporation and risks that the benefits anticipated from the reincorporation may not be fully realized.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this proxy statement/prospectus as anticipated, believed, estimated, expected, planned or intended.

In addition, the terrorist attacks on September 11, 2001 have adversely affected the economy generally. These developments in the economy generally have affected, and could continue to, adversely affect our business, although we are not able to quantify or reliably estimate the future impact that these matters may have on our businesses, results of operations or financial condition.

Item 7.    Financial Statements.

See information beginning on Page F-1.

Item 8.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to each of our directors, executive officers and certain key employees. On January 31, 2003 Carey B. Bottom resigned as a director for personal reasons. Barry J. Muncaster who has served as the chief executive officer of BioProgress Technology International has agreed to resign as a director and officer upon completion of the Reincorporation described in Item 4 of this annual report on Form 10K-SB. Mr. Muncaster will continue to provide advice to us as a consultant. Mr. Graham Hind will assume the role of chief executive officer upon completion of the Reincorporation. Mr. Larry Shattles has agreed to resign as a director upon completion of the Reincorporation but will remain as a Vice President with particular responsibility for US affairs. Mr. Malcolm Brown will continue as a director and Executive Vice President of Research and Development but will commence work on a part time basis following the Reincorporation. Other than the foregoing,

Name	Age	Positions
Barry J. Muncaster	57	Director, Chief Executive Officer
Elizabeth Edwards	28	Chief Financial Officer, Corporate Secretary
R. Graham M. Hind	52	Director and Vice President of Sales and Marketing
Malcolm D. Brown	44	Director, Executive Vice President for Research and Development
Edward Z. Nowak	49	Head of Research and Development
Larry C. Shattles	59	Director, Executive Vice President
Dr. Stephen Kessel	47	Project Manager of XGel(TM) Film System
Dr. Louise Mulroy	30	Project Manager Research Specialist Films
Dr. Jason Teckoe	31	Project Manager of XGel(TM) and NRobe(TM)
Simon F. Jones	38	Manager, Intellectual Property

Barry J. Muncaster, 57, has served as Chairman of the Board of Directors and Chief Executive Officer of BioProgress Technology International, Inc. and BioProgress Technology Limited since November 1997. Mr. Muncaster also served BioProgress Technology as President since its inception in 1996 until the engagement of Mr. Bowers in 1999. He has served in similar positions with DNL since the acquisition of that entity as a wholly owned subsidiary in August 1998. Mr. Muncaster trained as a telecommunications engineer with British Telecom, and obtained a diploma in Telecommunications Engineering in 1970 from the Cambridge College of Arts and Technology. Since 1970, Mr. Muncaster has been involved at the executive and senior executive level with companies engaged in the development and commercialization of high technology products, which include laser-based systems employed in high energy physics experiments, electronic taxi meters, personal computer systems and home banking systems. He is a co-founder and served as Chief Executive Officer, of Oric Products International Limited, which, within three years of its start-up, manufactured and sold in excess of 300,000 personal computers, achieving annual sales revenues in excess of $45,000,000 prior to its sale in 1983 to an investment company quoted on the London Stock Exchange. Since 1987, Mr. Muncaster has been a Managing Director and shareholder in Jade Partnership International, Inc. (“Jade”), a firm of management consultants which specializes in assisting developmental companies engaged in high technology activities. Jade was the sole shareholder of BioProgress Technology Limited prior to its acquisition by BioProgress Technology International, Inc. and now owns a substantial portion of the outstanding shares of Common Stock.

R. Graham M. Hind, 52, is Managing Director of BioProgress PLC and upon completion of the Reincorporation will function as the chief executive officer of BioProgress PLC and its Subsidiaries. He has served as a Director and Vice President of Sales and Marketing since 1998. He previously served as Managing Director of DHA Nutrition Limited (UK) which was acquired by BioProgress. He has more than thirty years experience in managing and expanding scientific nutrition companies. In the mid 1970s and 80’s he was responsible for establishing the Milupa baby food brand in the UK from introduction to brand leadership with sales of over £30 million. In the early 1990s he joined Royal Numico, forming and heading up their new division for dietary supplements and over the counter medicines which following the further acquisitions of GNC and Rexel Sundown in the USA is becoming one of the largest Dietary Supplement businesses in the World. In the mid 1990s he founded DHA Nutrition Ltd. a company involved in developing functional foods and Nutraceuticals using long chain polyunsaturated fatty acids. From 1994 until 1997, Mr. Hind served as Managing Director of DHA Nutrition Ltd. In 1998 BioProgress Technology International acquired DHA Nutrition Ltd. and Graham became a Director with responsibility for global technology licensing. He was also appointed Managing Director of the UK subsidiary BioProgress Technology Ltd. with responsibility for research and development.

Elizabeth Edwards, 28, has served as Chief Financial Officer since Mr. James Longley resigned in March 2002. She also serves as company secretary. She received a Bachelor of Science degree in Applied Accountancy with honors from Oxford University. She is a member of the Association of Chartered and Certified Accountants and a member of the Association of Accounting Technicians. She has experience of raising Private Equity Finance including funds from Venture Capital Trusts. She was a member of a management team, which successfully completed a £13 million management buy-out of a company in the environmental management sector.

Malcolm D. Brown, 44, has served as a Director and Executive Vice President of Research and Development of the Company since inception in 1996. He has served in similar positions with DHA Nutrition Limited (UK) since the acquisition of that entity as a wholly owned subsidiary in August 1998. He is responsible for the direction and implementation of our research and development program, the production engineering of our products, and the environmental, safety and performance compliance of all raw materials used. Mr. Brown received a Bachelor of Science Degree (Honors) in Applied Biology from Northeast London University in 1984 and a Masters of Science Degree in Microbiology from London University in 1986. Prior to his affiliation with BioProgress, Mr. Brown held senior research positions with Gestetner Corporation and Ferrisgate Limited, where he worked on the formulation of specialist inks and coating used in industrial processes. Mr. Brown is also a director, officer and shareholder of The Jade Partnership.

Edward Z. Nowak, 49, has served as the Director of Research and Development since 1997. He received a Bachelor of Science Degree in Applied Chemistry from Stockport University in the United Kingdom in 1978. Mr. Nowak then joined Ciba Geigy agrochemical and industrial chemical divisions, where he worked for 12 years. He headed up formulations groups and pioneered technology in micro-emulsions, granulation and polymer seed coatings. In 1989, Mr. Nowak joined Jeyes Group, where he was research and development manager. In 1992, until 1997, Mr. Nowak joined Bush Boake Allen’s fragrance division as European technical manager. He developed a number of new products for launch within the personal care and household sectors for both Jeyes and Bush Boake Allen. Mr. Nowak has been responsible for much of the product and process development of our encapsulation technology.

Larry C. Shattles, 59 was appointed a Director of the Company and Executive Vice President of BioProgress Technology in July 1999. Prior to that date he was President of TruTona International, Inc., which sold its assets to us in 1999. Mr. Shattles has been active in arranging funding for us during our R&D phase in addition to sales responsibilities in the nutraceuticals market, oversight of Investor Relations, and Media Relations in the US. He has over 30 years experience in sales and marketing including Presidency of Shattles & Associates, a publishers’ representative firm, and 12 years with Time, Inc. (now AOL/Time Warner). Mr. Shattles is a co-founder and member of the Board of Directors of FundraisingINFO.com, an internet based fundraising consulting firm serving non-profit organizations worldwide. He holds a Bachelor of Arts degree from Oglethorpe University.

Dr. Stephen Kessel, 47, has served as Project Manager of XGel(TM) film system for ingestible products since July 2000. Dr. Kessel has a BSc (Hons) degree in aeronautical engineering and a PhD in mechanical engineering. He began his career in 1977 working for Lucas CAV Ltd. of Gillingham as a development engineer, where he had hands-on involvement in the development of new fuel injection systems for small diesel cars. In 1981, he joined Thames Polytechnic School of Engineering as a research fellow and then as a lecturer. During his time there, Dr. Kessel undertook research, undergraduate teaching, consultancy and teaching of specialist courses for industry. In January 1988, Dr. Kessel joined Cryovac Company in St. Neots as a sales engineer, where he provided technical support to the U.K. sales force in the application of packaging machines and design of packaging systems. In 1989, Dr. Kessel moved to Cryovac’s packaging and technical center in Milan, Italy, as European safety manager where, among other things, he was responsible for ensuring that all current Cryovac machines complied with Machinery Safety Directive, which came into force in 1995. In 1997, Dr. Kessel moved to Cryovac’s customer equipment center in Kriens, Switzerland as the safety and technical documentation manager. In January 1999, he became Cryovac’s safety and special project manager, still based in Switzerland. Dr. Kessel is a member of the Institute of Mechanical Engineers.

Dr. Louise Mulroy, 30, has served as Project Manager in charge of research into specialist films for use in disposable medical products since July 2000. Dr. Mulroy has a PhD in physical chemistry and a BSc (Hons), joint honors in chemistry and geology. She began her career working as a postdoctoral research assistant in the chemistry department of Keele University, Staffordshire, where she worked on a project that investigated the development of age related macular degeneration, which was funded by Wellcome Trust. She worked there from May 1997 until March 1998, when she became a CIMIT Research Fellow at the Wellman Labs of Photomedicine, at Massachusetts General Hospital, Harvard Medical School, Boston, Massachusetts. There, Dr. Mulroy managed a project that investigated photochemical tissue bonding and its application in corneal surgery. She was awarded a fellowship from the Center for Innovative Minimally Invasive Therapy and a patent has been submitted for the technique developed.

Dr. Jason Teckoe, 31, has served as Project Manager responsible for developing the XGel(TM) film system and NRobe(TM) tablet and powder technologies since April 2001. He joined BioProgress from Porvair Advanced Materials in Kings Lynn, where he was New Product Development Leader responsible for formulation development and manufacture of synthetic microporous plastic moulds for use in the ceramics industry. Prior to that, Dr. Teckoe was a postdoctoral research assistant at the University of Reading, where he investigated the fundamentals of polymer crystallization. Dr. Teckoe gained his PhD in polymer physics from the University of Reading in 1998. Part of his research involved developing a new model for the internal microstructure of advanced polymer fibers and their composites. Before that, Dr. Teckoe gained an MSc in polymer science from the University of Lancaster, following several months work at the SINTEF research organization in Oslo, Norway, where he synthesized and developed a range of novel biodegradable polymers for the agrochemical industry. Dr. Teckoe also has a BSc (Hons) in chemistry with computer-based technology from the University of Warwick and is a member of the Royal Society of Chemistry, the Society of Chemical Industry and the Institute of Physics.

Simon F. Jones, 38, has served as Intellectual Property Manager for the Company since June 1991. He has received a Bachelor of Science Degree (Hons) in Applied Chemistry (4 year degree) from Hertford University in 1987 and also a Master of Science Degree in Management of Intellectual Property from Queen Mary and Westfield College, University of London, in 1994. Prior to his affiliation with the Company, he has had experience in industrial chemical and pharmaceutical laboratories, sales and purchasing, and immediately prior to his master’s Degree, spent over three years working for Derwent Publications, as an Information Scientist. Subsequent to completing his Master’s Degree and immediately before taking up his position with the Company, he spent approximately 5 years training in a private law firm, (including 1 year outpost position in the chemical industry, to assist a client) to qualify as an Intellectual Property Lawyer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934, as amended (“Exchange Act”), requires the executive officers and directors of the Company, and persons who beneficially own more than 10% of the Common Stock, to file initial reports of ownership and reports of changes in ownership with the Commission. These officers, directors and shareholders are also required to furnish the Company with copies of certain of these reports. Based solely on a review of copies of reports furnished to us during our fiscal year ended December 31, 2002, and thereafter, or written representations, if any, received by us from these persons that no other reports were required, we believe that, during 2002, all applicable Section 16(a) filing requirements were satisfied by our reporting persons.

Item 10.    Executive Compensation.

The following summary compensation table sets forth the compensation of Barry J. Muncaster, the Chief Executive Officer of BioProgress Technology International and our other four most highly compensated executive officers (the “Named Executive Officers”) for our last three completed fiscal years.

Summary Compensation Table

					Long-Term Compensation
	Annual Compensation				Restricted Stock Award(s) ($)	Awards Securities Underlying Stock Options(#)		All Other Compensation ($)

Name and Principal Position	Fiscal Year	Salary($)		Bonus($)(1)
Barry J. Muncaster	2002	138,425	(5)	—		—		1,040	(3)
Chief Executive Officer	2001	284,901	(5)	—		—		1,896	(3)
and Chairman	2000	149,162		76,338		100,000	(2)	692	(3)

Malcolm D. Brown	2002	149,043	(5)	—	—	—		1,300	(3)
Executive Vice President,	2001	215,798	(5)	—	—	—		1,178	(3)
Research and Development and Director	2000	111,556		76,338	—	100,000	(2)	1,205	(3)

Graham R. M. Hind	2002	94,042	(5)	—	—	1,650,000	(8)	1,910	(3)
Vice President of Sales and	2001	165,166	(5)	—	—	—		2,438	(3)
Marketing and Director	2000	111,556		76,338	—	100,000	(2)	1,731	(3)

Edward Z. Nowak Head of Research and Development	2002	88,242		—	—	—		1,296	(7)

Simon F Jones Manager Intellectual Property	2002	72,470		—	—	92,500	(10)	371	(7)

James T. C. Longley(6)	2001	222,563	(5)	—	—	—		1,760	(3)
Chief Financial Officer,	2000	112,039		76,338		100,000	(2)	513	(3)
Treasurer, Secretary, and
Director

Greg L. Bowers(9)	2001	157,917	(5)	—	—	—		4,442	(3)
President of BioProgress	2000	125,000		37,500	—	100,000	(2)	14,553	(4)
Technology and Director

(1)	The figures reported in the bonus column represent amounts earned and accrued for each year and do not include amounts paid in each year which were earned and accrued in the prior year.
(2)	Consists of an option granted on November 27, 2000 to purchase 100,000 shares of Common Stock at an exercise price of $1.50 per share exercisable prior to December 31, 2005.
(3)	Consists of health insurance and membership fees.
(4)	Consists of a $9,000 automobile allowance, $881.40 for life insurance and $4,671.60 for health insurance.
(5)	The following amounts of compensation were accrued but unpaid during the fiscal years ended:

Name	December 31, 2002	December 31, 2001
Barry J. Muncaster	$50,000	$84,875
James T. C. Longley	$45,000	$200,000
Malcolm D. Brown	$50,000	$52,500
Greg L. Bowers	$0	$0
Graham R. M. Hind	$35,000	$37,625
Simon F. Jones	$0	$0

(6)	Mr. Longley resigned in March 2002 at which time the $200,000 of accrued but unpaid compensation was paid to him.
(7)	Consists of Healthcare insurance.
(8)	Consists of options granted on October 10, 2002, to purchase up to 1,000,000 shares of common stock at $0.35 per share at any time and 650,000 shares at $0.50 per share after the Company has earned at least £1,000,000 of pre-tax profit, in each case exercisable before December 31, 2005.
(9)	Mr. Bowers resigned in July, 2002.

(10)	Consists of an option granted on April 23, 2002, exercisable at any time before February 1, 2005, for up to 2,500 shares of Common Stock at a price of $0.54 per share, and granted October 17, 2002, exercisable at any time before November 1, 2004, for up to 60,000 shares of Common Stock at a price of $0.60 per share, and exercisable at any time before November 1, 2004 for up to 30,000 shares of Common Stock at a price of $1.00 per share.

Option Grants to Named Executive Officers

The following table contains information relating to grants of options to the Named Executive Officers during fiscal year 2002.

	Individual Grants(1)						Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Term
Name	Number of Securities Underlying Options Granted(#)		Percent of Total Options Granted to Employees in Fiscal Year 2002		Exercise or Base Price ($/sh)	Expiration Date	0% ($)(4)		5% ($)		10% ($)
Barry J. Muncaster	—		—		—	—		—		—		—
Malcolm D. Brown	—		—		—	—		—		—		—
Graham R. M. Hind	1,000,000 650,000	(3)	52.8	%(1)	0.35 0.50	12/31/05 12/31/05	$ $	0 0	$ $	24,986 0	$ $	86,191 0
Edward Z. Nowak	—		—		—	—		—		—		—
Simon F. Jones	2,500 60,000 30,000		3.0	%(2)	0.54 0.60 1.00	02/01/05 11/01/04 11/01/04	$ $ $	475 0 0	$ $ $	551 0 0	$ $ $	626 0 0

(1)	Represents the percentage that all 1,650,000 options represent of options granted to all employees in 2002.
(2)	Represents the percentage that all 92,500 options represent of options granted to all employees in 2002.
(3)	These options are only exercisable after the Company has earned pre-tax profit of £1,000,000.
(4)	Represents the value on the date of grant as calculated by the difference between the exercise price and the closing price of the common stock on the date of grant.

Exercise of Options

During fiscal year 2002, certain Named Executive Officers exercised options to purchase common stock of BioProgress Technology International as follows:

	Shares Acquired on Exercise at Exercise Price of $0.35		Shares Acquired on Exercise at Exercise Price of $0.75		Number of Securities Underlying Unexercised Options at Year End		Value of Unexercised In-the-Money Options at Year End(2)
Name	Number of Shares	Value Realized(5)	Number of Shares	Value Realized	Exercisable	Unexercisable	Exercisable		Unexercisable
Barry J. Muncaster	100,000	$7,000	20,000	$0	480,000	—	—		—
Graham R. Hind	100,000	$7,000	—	—	1,500,000	650,000	$150,000	(3)	$0
Malcolm D. Brown	100,000	$7,000	20,000	$0	480,000	—	—		—
James T. C. Longley(1)	100,000	$7,000	21,043	$0	478,957	—	—		—
Greg L. Bowers(6)	—	$—	—	—	600,000	—	$15,000	(4)	—
Edward Z. Nowak	—	$—	—	—	600,000	—	$15,000	(4)	—
Simon F. Jones	—	$—	—	—	92,500	—	—		—

(1)	Mr. Longley resigned in March 2002.
(2)	Based on a closing price of $0.50 per share on December 31, 2002.
(3)	Comprised of an option to purchase up to a 1,000,000 shares at an exercise price of $0.35 per share.
(4)	Comprised of an option to purchase up to a 100,000 shares at an exercise price of $0.35 per share.
(5)	Based on a closing price of $0.42 per share on November 15, 2002, the trading day prior to the date of exercise. No price was reported on November 18, 2002, the date of exercise.
(6)	Mr. Bowers resigned in July 2002.

Employment Agreements and Termination of Employment and Change-in-Control Arrangements

BioProgress Technology International has employment agreements with each of the Named Executive Officers which will continue with BioProgress PLC. The following summary of certain provisions of the employment agreements does not purport to be complete and is subject to and is qualified in its entirety by reference to the actual text of the employment agreements, copies of which are exhibits of this annual report on Form 10-KSB. Each of such executive officers waived the salary due to him in 1999 by virtue of his respective employment agreement.

Employment Agreements with Barry J. Muncaster, Malcolm D. Brown, Edward D. Nowak and Graham R. M. Hind.

On January 25, 1999, BioProgress Technology International entered into an employment agreement with each of Barry J. Muncaster, Malcolm D. Brown, Edward D. Nowak and Graham R. M. Hind. All of the terms of such employment agreements are the same, except for the positions held by such executive officers, as follows: Mr. Muncaster is to serve as the Chief Executive Officer; Mr. Brown is to serve as our Executive Vice President of Research and Development; Mr. Nowak is to serve as the Director of Research and Development; and Mr. Hind is to serve as the Vice President. Each such executive officer serves in a similar capacity with BioProgress Technology International, BioProgress Technology Limited and DHA Nutrition Limited (UK), for which he receives no additional compensation.

Each employment agreement is for a term of five (5) years. Pursuant to the employment agreement, the executive officer is entitled to receive cash compensation of $2,000 per month, subject to upward revision by the Board of Directors every six months during the term of the employment agreement. The employment agreement also provides for a grant to the executive officer of an option which is exercisable on or before December 31, 2003. This option grants the executive officer the right to purchase up to 500,000 shares Common Stock in 100,000 share increments at prices per share of $0.35, $0.75, $1.25, $1.75 and $2.25, respectively. The executive officer must be an employee of the Company at the time that the options are exercised. In addition, under Mr. Nowak’s employment agreement, these shares are to be registered under applicable securities laws before issuance.

Barry J. Muncaster has agreed to retire as a director and officer of BioProgress Technology International and its subsidiaries upon completion of the Reincorporation described in Item 4 of this annual report on Form 10-KSB. At the effective time of the Merger, Mr. Muncaster’s employment agreement will terminate with no further obligations on either party (other than the payment of any salary which has been earned but not yet paid or the reimbursement of any expenses incurred up to such date). Mr. Muncaster has agreed to continue to assist BioProgress PLC and its subsidiaries as a part time consultant for one year following the Reincorporation (subject to extension by agreement of the parties) pursuant to a consultancy agreement between Mr. Muncaster and BioProgress PLC. Mr. Muncaster has agreed to be available to provide advice for 12 days per month and will receive a consultancy fee of £96,000 per annum. BioProgress Technology International and Mr. Muncaster have agreed to amend the Option Agreement with Mr. Muncaster to provide that Mr. Muncaster may exercise his outstanding options (in accordance with their other terms) so long as he is either an employee of or consultant to BioProgress Technology International, its parent or subsidiaries. Mr. Graham Hind has agreed to accept the role of Managing Director of BioProgress PLC and after the Reincorporation to act as chief executive officer of BioProgress PLC and its subsidiaries. Due to the assumption of these additional duties, Mr. Hind’s annual compensation will be increased to £140,000 per year.

Following the Reincorporation, Mr. Malcolm Brown will reduce his work to a part time basis (approximately three days per week) and his annual compensation will thus be reduced to £75,000 per year.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information concerning the beneficial ownership of BioProgress Technology International’s Common Stock by the directors, Named Executive Officers, all directors and executive officers as a group, and each person known by us to own more than 5% of our Common Stock as of April 25, 2003. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission, including Rule 13d-3 under the Exchange Act.

Name and Address of Beneficial Owner	Amount Beneficially Owned		Percent of Class(1)
The Jade Partnership International Inc 9055 Huntcliff Trace, Atlanta, GA 30350	2,706,500	(2)	5.4%
Barry J. Muncaster Woodlands Place, Moulton Road, Kennett, Suffolk CB8 8QT	7,979,609	(2,3,5,11)	15.8%
Malcolm D. Brown 87 The Lammas, Mundford, Norfolk IP26 5DS	4,764,277	(5,11,13)	9.4%
Graham R.M. Hind Silver Lodge, 22 Twentypence Road, Wilbunton, Ely, Cambridgeshire CB6 3RN	1,947,773	(5,6,12)	3.9%
Edward Nowak 4 Davey Close, Impington CB4 4YJ	1,026,590	(4,5,14)	2.0%
Larry C. Shattles 9055 Huntcliff Trace, Atlanta, GA 30350	715,993	(5,8)	1.4%
Carey B. Bottom 4901 Kingswood Drive, Greensbono, NC 27410	1,675,953	(7)	3.3%
Simon Jones c/o Hostmoor Avenue, March, Cambridgeshire, PE15 0AX	121,110	(9,10)	* %
Directors and Executive Officers as a Group (11 people)	18,303,660	(2,3,4,5,6,7,8,9,10,	33.6%
	11,12,13,14)

*	Represents less than 1%
(1)	Based on 50,570,867 shares of Common Stock issued and outstanding on April 25, 2003.
(2)	The Jade Partnership is a Delaware corporation, the equity ownership of which is as follows: (i) 42.49%—Barry J. Muncaster; (ii) 21.22%—Joe Muncaster, the son of Barry J. Muncaster; (iii) 7.06%—Linda Zangus, the wife of Barry J. Muncaster; and (iv) 29.23%—Malcolm D. Brown. All 2,706,500 shares of Common Stock owned by Jade are attributed to Mr. Muncaster for this table.
(3)	These shares include 3,928,634 shares owned directly by Barry J. Muncaster and 864,475 shares held by his wife, as well as the 2,706,500 shares held by the Jade Partnership, with respect to which Mr. Muncaster may be deemed the beneficial owner for the purpose of Rule 13d-3.
(4)	These shares include an option granted on January 25, 1999, which allows the holder to acquire up to 500,000 shares of Common Stock at any time on or before December 31, 2003.
(5)	These shares include an option granted on November 27, 2000, which allows the holder to acquire up to 100,000 shares of Common Stock at any time on or before November 27, 2005.
(6)	These shares include an option granted on October 10, 2002, which allows the holder to acquire up to 1,000,000 shares of Common Stock at any time on or before December 31, 2005.
(7)	These shares include an option granted on October 10, 2002, which allows the holder to acquire up to 625,000 shares of Common Stock at any time on or before December 31, 2005.
(8)	615,993 shares have been exchanged for Series C Preferred Stock which have identical economic and voting rights to and share pro rata with the common stock.
(9)	These shares include an option granted on April 23, 2002, which allows the holder to acquire up to 2,500 shares of Common Stock at any time on or before February 1, 2005.
(10)	These shares include an option granted on October 17, 2002, which entitles the holder to acquire up to 90,000 shares of Common Stock at any time on or before November 1, 2004.
(11)	These shares include an option granted on January 25, 1999, which allows the holder to acquire up to 380,000 shares of Common Stock at any time on or before December 31, 2003.
(12)	These shares include an option granted on January 25, 1999, which allows the holder to acquire up to 400,000 shares of Common Stock at any time on or before December 31, 2003.
(13)	These shares include (x) 150,000 shares owned by Mr. Brown’s wife, Dawn P. Brown, (y) 150,000 shares owned by Mr. Brown’s daughter, Katie L. Brown, and (z) 150,000 owned by Mr. Brown’s son, Paul C. Brown, with respect to which Mr. Brown may be deemed the beneficial owner for purposes of Rule 13d-3.
(14)	These shares include 45,000 shares owned by Bozena Nowak, Mr. Nowak’s wife, with respect to which Mr. Nowak may be deemed the beneficial owner for purposes of Rule 13d-3.

Item 12.    Certain Relationships and Related Transactions.

The Jade Partnership International, Inc.

Jade is an affiliate of BioProgress Technology International because at the time of the transaction discussed below, Messrs. Muncaster and Brown were, and continue to be, controlling shareholders, directors and officers in Jade, and Jade was, and continues to be, a major shareholder in our common stock.

On April 1, 1998, we entered into a consulting and option agreement with Jade. According to the agreement, Jade assisted us in obtaining equity and debt financing, and provided general business management, administration services, international licensing and sales and marketing strategies. In the opinion of BioProgress Technology International, all transactions were at arms length. This agreement provided that BioProgress Technology International was to pay $50,000 per month as a fee to Jade which, at the option of Jade, was convertible into BioProgress Technology International’s Common Stock at a price of $0.28 per share. On December 16, 1999, Jade elected to convert $356,595 of fees outstanding under the agreement into 1,273,556 shares of the Common Stock. BioProgress Technology incurred management charges of $150,000 during 2000 and $600,000 in 1999 with respect to the agreement. The balance due from Jade to BioProgress Technology International at December 31, 2001 was $390,703 which mostly represents amounts advanced by BioProgress Technology International to Jade, with $111,323 due from Jade at December 31, 2000. This agreement was canceled on March 31, 2000 and no further amounts will be paid by us to Jade under the agreement. In March 2002, Jade paid $200,000 to Mr. Longley on behalf of the Company and recharged this amount to the Company. Jade paid this for the Company due to a cash shortage at the Company.

TruTona International, Inc.

TruTona is an affiliate of BioProgress Technology International since Messrs. Muncaster, Longley and Brown were at the time of the transaction, and continue to be, directors, officers and significant shareholders of TruTona and, other than Mr. Longley, of BioProgress Technology International. On February 15, 1999, BioProgress Technology International acquired from TruTona patents, licenses and trademarks relating to a broad range of products. BioProgress Technology International paid TruTona $1,500,000 in the acquisition, half in the form of 1,875,000 shares of Common Stock and half paid on or before December 31, 1999 in cash.

In connection with the acquisition of such patents, licenses and trademarks, BioProgress Technology International have recognized license fee revenues of approximately $2,000 in 2001 and $133,600 in 2000, relating to a previous license agreement between TruTona and EcoProgress that has been assigned to BioProgress Technology International. BioProgress Technology International had a balance of $58,382 due from TruTona at December 31, 2001, and $56,382 due to it in 2000.

U.S. Property

Our US offices are provided by our director, Larry Shattles, for a nominal rent.

Larry Shattles

In February 2003 one of our directors, Larry Shattles, exchanged his and his family’s shares of common stock in BioProgress Technology International for preferred shares of BioProgress Technology International carrying a right to approximately 1.2% of the voting, dividend and liquidation rights. These shares will remain outstanding following the Reincorporation described in Item 4 of this annual report on Form 10-KSB.

Item 13.    Exhibits and Reports on Form 8-K

3.1	Articles of Incorporation(5)

3.2	Bylaws(2)

4.1	Specimen Share certificate(1)

10.1	Reorganization Agreement between the Company and BioProgress Technology.(4)

10.2	Acquisition Agreement—DHA Nutrition(5)

10.3	Acquisition Agreement—BioProgress Limited (UK)(5)

10.4	Amendment to Acquisition Agreement—BioProgress Limited(1)

10.5	Employment Agreement—Malcolm D. Brown(5)

10.6	Employment Agreement—Edward I. Nowak(5)

10.7	Employment Agreement—Graham Hind(5)

10.8	Professional Services Agreement—The Jade Partnership International, Inc.(5)

10.9	Professional Services Agreement—Company and Ormiston-Gore Securities Limited(5)

10.10	Professional Services Agreement—BioProgress Technology Limited and Ormiston-Gore Securities Limited(5)

10.11	TruTona Purchase Agreement(5)

10.12	Exclusive Evaluation Agreement, dated February 18, 2000 between the Company and the Fortune 500 company(6)

10.13	Technology Collaboration Agreement for the Development of Non-Gelatin Paintballs, dated March 7, 2000 between the Company and JT USA(6)

10.14	Agreement for Supply of Prototype Machine, dated July 24, 2000 between the Company and Peter Black(7)

10.15	Machine Supply Agreement, dated July 24, 2000 between the Company and Peter Black(7)

10.16	Patent License Agreement, dated July 24, 2000 between the Company and Peter Black(7)

10.17	Guarantee by BioProgress Technology Limited in favor of Peter Black, dated July 24, 2000(7)

10.18	Option Agreement—Barry J. Muncaster(7)

10.19	Option Agreement—Edward Nowak(7)

10.20	Option Agreement Gregory L. Bowers(7)

10.21	Option Agreement—Graham R. M. Hind(7)

10.22	Option Agreement—James T. C. Longley(7)

10.23	Option Agreement—Larry C. Shattles(7)

10.24	Option Agreement—Malcolm D. Brown(7)

10.25	Stock Purchase Agreement—Fusion Capital(7)

10.26	Premises lease—Hostmoor property(8)

10.27	Agreement to lease—Hostmoor property(8)

10.28	Agreement for Supply of Prototype Machine, dated July 10th, 2001 between the Company and Farmasierra, S.A.(8)

10.29	Machine Supply Agreement, dated July 10th, 2001 between the Company and Farmasierra, S.A.(8)

10.30	Patent License Agreement, dated July 10th, 2001 between the Company and Farmasierra, S.A.(8)

10.31	Film Supply Agreement, dated July 10th, 2001 between the Company and Farmasierra, S.A.(8)

10.32	Consultant Supply Agreement, dated July 10th, 2001 between the Company and Farmasierra, S.A.(8)

10.33	2002 Common Stock Offering of up to 600 units, including warrants(8)

10.34	Product Development Agreement, dated November 26, 2001 between the Company and Boots(9)

10.35	Product Development Agreement (Stage 1), dated April 19, 2002 between the Company The Boots Company plc(9)

10.37	License Agreement between Convatec, a division of E.R. Squibb & Sons LLC and BioProgress Technology International, Inc. dated 28 August 2002 together with an amendment dated 11 November 2002(9) *

10.38	Agreement and Plan of Merger among BioProgress PLC, BioProgress Holdings, Inc. and the Company dated December 20, 2002 and amendment No.1 thereto dated February 28, 2003(9)

10.39	Joint Development Agreement between BioProgress Technology International, Inc. and Farmasierra, S.A. dated January 29, 2003(9)

10.40	Loan Agreement between BioProgress Technology International, Inc. and Farmasierra, S.A. dated January 29, 2003(9)

10.41	Memorandum of variation between BioProgress Technology International, Inc. and Consolidated EcoProgress Technology Inc.(9)

21.	Subsidiaries of Registrant

99.1	Letter to commission pursuant to temporary Note 3T(8)

99.2	Letter to Arthur Anderson LLP(9)

99.3	Press Release filed on December 20, 2002 on Form 8-K

99.4	Report filed on November 27, 2002 on Form 8-K/A

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-KSB dated August 23,1994, or October 21, 1994 (Registration No. 0-24736).

(2)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1995.

(3)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1996

(4)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1997.

(5)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1998.

(6)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1999.

(7)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 2000.

(8)	Filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 2001.

(9)

Filed as an exhibit to the Registration Statement/Proxy Statement of BioProgress PLC and BioProgress Technology International Inc. filed December 20, 2002 and amended March 19, 2003, May 7, 2003 and May 16, 2003 (Registration Number 333-102045).

*	Certain portions of the identified Exhibit have been omitted and separately filed with the Commission based upon a request for confidential treatment.

(b) Financial Statement Schedules

None.

Item 14.    Controls and Procedures.

The Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure and internal controls as of the end of the quarter ended March 31, 2002. This evaluation determined that the disclosure controls and procedures in place at the Company should ensure that material information relating to the registrant, including consolidated subsidiaries, is made known to the principal executive and principal financial officers by others within the entities for the period ended March 31, 2002 to enable disclosure on a timely basis in conformance with applicable rules and regulations. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Further there were no significant deficiencies in the design or operation of the Company’s internal controls which would have adversely affected the Company’s ability to record, process, summarize or report financial data. No material weaknesses in internal controls were identified or reported to the registrant’s auditors nor was there any fraud that involved management or other employees who have a significant role in the Company’s internal controls.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2002, 2001 and 2000

Report Of Independent Public Accountant

To The Board of Directors

BioProgress Technology International, Inc:

We have audited the accompanying consolidated balance sheet of BioProgress Technology International, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2002, and the related consolidated statement of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of BioProgress Technology International, Inc. and its subsidiaries as of and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations and who’s report dated May 9, 2002 included an explanatory paragraph that described certain uncertainties regarding the Company’s ability to continue as a going concern. The other auditors expressed their opinion prior to the restatement discussed in Note 2.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioProgress Technology International, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed above, the consolidated financial statements of BioProgress Technology International, Inc. and its subsidiaries as of December 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been restated to correct the accounting for certain warrants. We audited the adjustments described in Note 2 that were applied to restate the 2001 and 2000 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

As discussed in Notes 4 and 11 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard 142, “Goodwill and Other Intangible Assets.”

GRANT THORNTON

Cambridge, England

April 28, 2003 (except for paragraph (d) of Note 17,

as to which the date is May 6, 2003)

THIS IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP REPORT

THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

SEE EXHIBIT 23 FOR FURTHER DISCUSSION.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2001 and 2000

Together with Auditors’ Report

Report Of Independent Public Accountant

To BioProgress Technology International, Inc:

We have audited the accompanying consolidated balance sheets of BioProgress Technology International, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARTHUR ANDERSEN LLP

New York, New York

May 9, 2002

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,

	Note	2002	2001	2000
			(As restated)	(As restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$11,396	$5,851	$3,818,717
Marketable securities	6	—	210,630	362,423
Accounts receivable		39,243	193,388	826,251
Amounts due from related parties	10	340,535	484,085	365,705
Prepaid expenses and other current assets		197,137	729,681	466,172

Total current assets		588,311	1,623,635	5,839,268

PROPERTY, PLANT AND EQUIPMENT, net	5	570,316	1,383,673	881,463
EQUITY INVESTMENTS, net		—	559,377	20,482
OTHER LONG TERM ASSETS		394,682	362,899	—
GOODWILL	11	4,088,369	4,914,919	5,425,389
INTANGIBLE ASSETS, net	7	20,894	958,200	1,094,506

Total assets		$5,662,572	$9,802,703	$13,261,108

LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES:
Bank overdraft		$644,823	$332,738	$—
Accounts payable		1,122,648	749,594	173,185
Amounts owed to related parties	10	381,134	377,219	—
Accrued rent deposit		394,682	362,899	—
Accrued expenses and other current liabilities		1,276,574	517,651	422,230
Unit penalty liability	13	535,875	—	—
Income tax payable		168,462	—	—
Deferred tax liability	9	30,484	—	—
Deferred revenue		—	1,326,900	1,763,305

Total current liabilities		4,554,682	3,667,001	2,358,720

Redeemable convertible preferred stock, Series A, par value $1.00, 1,250,000 shares authorized; 0, 2,000, and 2,000 issued and outstanding as of December 31, 2002, 2001, and 2000	12	—	3,900	3,120
Redeemable convertible preferred stock, Series B, par value $2.50, 3,750,000 authorized; 167,000, 167,000, and 108,000 issued and outstanding as of December 31, 2002, 2001, and 2000	12	764,960	602,970	288,040

		764,960	606,870	291,160
COMMITMENTS AND CONTINGENCIES	8	—	—	—
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value— 75,000,000 shares authorized; 50,120,846, 47,631,572, and 45,611,541 shares issued and outstanding as of December 31, 2002, 2001, and 2000 respectively		50,121	47,632	45,612
Additional paid-in capital		28,742,177	27,151,041	24,465,769
Accumulated deficit		(28,691,539)	(21,794,168)	(13,965,076)
Accumulated other comprehensive income		242,171	124,327	64,923

Total stockholders’ equity		342,930	5,528,832	10,611,228

Total liabilities and stockholders’ equity		$5,662,572	$9,802,703	$13,261,108

The accompanying notes to the consolidated financial statements are an  integral part of these consolidated balance sheets.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC

CONSOLIDATED STATEMENT OF OPERATIONS

For the year ended December 31,

	2002	2001	2000
		(As Restated)	(As Restated)
NET REVENUE	$2,317,571	$966,738	$925,351
COST AND EXPENSES:
Cost of revenues	97,462	208,585	20,902
Research and development costs	87,994	1,225,299	523,085
General and administrative expenses	4,580,850	3,104,957	2,777,325
Depreciation	271,530	278,651	134,120
Amortization of intangible assets	937,606	136,606	137,783
Realized and unrealized loss (profit) on marketable Securities	134,539	422,784	(46,369)
Financing Costs	630,728	—	—
Amortization of goodwill.	—	678,176	678,174
Goodwill impairment.	826,550	—	—
Management Fees.	—	—	150,000
Professional fees	640,642	1,204,636	842,293
Stock based sales consulting fees	—	403,648	2,598,484

Total cost and expenses	8,207,901	7,663,342	7,815,797

LOSS FROM OPERATIONS	(5,890,330)	(6,696,604)	(6,890,446)
Loss on sale of fixed assets	(216,252)	—	—
Share of loss from equity investment	(435,641)	(441,017)	(29,517)

NET LOSS BEFORE DIVIDENDS PAYABLE AND ACCRETION OF PREFERRED STOCK AND INCOME TAX PROVISION	(6,542,223)	(7,137,621)	(6,919,963)
Provision for income taxes	(158,613)	—	—

NET LOSS BEFORE DIVIDENDS PAYABLE AND ACCRETION OF PREFERRED STOCK	(6,700,836)	(7,137,621)	(6,919,963)
Dividends payable and accretion of preferred stock	(196,535)	(691,471)	(2,563,872)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	(6,897,371)	(7,829,092)	(9,483,835)

NET LOSS PER COMMON SHARE—BASIC AND DILUTED	$(0.14)	$(0.17)	$(0.23)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	48,662,980	45,730,823	40,401,395

The accompanying notes to the consolidated financial statements are an  integral part of these consolidated statements

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

December 31, 2002, 2001 and 2000

	Common		Additional Paid-in Capital
	Share	Amount
			(As restated)
BALANCE at January 1, 2000	36,002,800	$36,002	$9,861,562
Net loss	—	—	—
Currency translation adjustment	—	—	—
Comprehensive loss	—	—	—
Dividends payable	—	—	—
Conversion of Series A preferred stock	97,950	98	58,166
Conversion of Series B preferred stock	9,297,046	9,298	11,630,604
Accretion of Series A and Series B preferred stock to redemption rate at December 31, 2001	—	—	—
Issuance of options	—	—	105,000
Issuance of common shares	213,745	214	211,953
Issuance of warrants	—	—	2,598,484

BALANCE at December 31, 2000	45,611,541	45,612	24,465,769
Net loss	—	—	—
Currency translation adjustment	—	—	—
Comprehensive loss	—	—	—
Dividends payable	—	—	—
Conversion of Series B preferred stock	909,300	909	1,421,235
Accretion of Series A and Series B preferred stock to redemption rate at December 31, 2001	—	—	—
Issuance of common shares	1,110,686	1,111	860,389
Issuance of warrants	—	—	403,648

BALANCE at December 31, 2001	47,631,527	47,632	27,151,041
Net loss	—	—	—
Currency translation adjustment	—	—	—
Comprehensive loss	—	—	—
Dividends payable	—	—	—
Accretion of Series A and Series B preferred stock to redemption rate at December 31, 2002	—	—	—
Issuance of unit warrants for services	—	—	204,842
Issuance of common shares	801,815	802	413,326
Exercise of options	461,043	461	185,321
Issuance of common shares in connection with sale of units	1,226,461	1,226	787,647

BALANCE at December 31, 2002	50,120,846	$50,121	$28,742,177

The accompanying notes to the consolidated financial statements are an  integral part of these consolidated statements.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

December 31, 2002, 2001 and 2000

	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity (Deficit)
	(As Restated)		(As Restated)
BALANCE at January 1, 2000	$(4,481,241)	$2,095	$5,418,418
Net loss	(6,919,963)	—	(6,919,963)
Currency translation adjustment	—	62,828	62,828

Comprehensive loss	—	—	(6,857,135)
Dividends payable	(158,425)	—	(158,425)
Conversion of Series B preferred stock	—	—	58,264
Conversion of Series B preferred stock	—	—	11,639,902
Accretion of Series A and Series B preferred stock to redemption rate at December 31, 2001	(2,405,447)		(2,405,447)
Issuance of options	—	—	105,000
Issuance of common shares	—	—	212,167
Issuance of warrants	—	—	2,598,484

BALANCE at December 31, 2000	(13,965,076)	64,923	10,611,228
Net loss	(7,137,621)	—	(7,137,621)
Currency translation adjustment	—	59,404	59,404

Comprehensive loss	—	—	(7,078,217)
Dividends payable	(10,415)	—	(10,415)
Conversion of Series B preferred stock	—	—	1,422,144
Accretion of Series A and Series B preferred stock to redemption rate at December 31, 2001	(681,056)		(681,056)
Issuance of common shares	—	—	861,500
Issuance of warrants	—	—	403,648

BALANCE at December 31, 2001	(21,794,168)	124,327	5,528,832
Net loss	(6,700,836)	—	(6,700,836)
Currency translation adjustment	—	117,844	117,844

Comprehensive loss	—	—	(6,582,992)

Dividends payable	(34,305)	—	(34,305)
Accretion of Series A and Series B preferred stock to redemption rate at December 31, 2002	(162,230)	—	(162,230)
Issuance of unit warrants for services	—	—	204,842
Issuance of common shares	—	—	414,128
Exercise of options	—	—	185,782
Issuance of common shares in connection with sale of units	—	—	788,873

BALANCE at December 31, 2002	$(28,691,539)	$242,171	$342,930

The accompanying notes to the consolidated financial statements are an  integral part of these consolidated statements.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended December 31,

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,700,836)	$(7,137,621)	$(6,919,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	408,136	1,093,133	950,079
Common shares issued in lieu of payment for services	70,731	—	—
Common shares issued in lieu of payment for professional fees	15,001	—	—
Common shares issued in lieu of employee bonuses and commissions	328,396	—	—
Loss on disposal of fixed assets	216,252	140,607	113,042
Impairment of intangible assets	801,000	—	—
Impairment of goodwill	826,550	—	—
Bad debt expense	63,224	—	—
Write off of prepaid financing costs	630,728	—	—
Impairment of equity advances	576,570	—	—
Share of loss of equity investment	435,641	441,017	29,517
Realized and unrealized loss on marketable securities	134,539	422,785	49,928
Compensation charge of stock options issued to employees	—	—	105,000
Issuance of warrants in connection with sale of units	204,842	—	—
Warrants issued for sales consulting services	—	403,648	2,598,484
Changes in operating assets and liabilities:
Accounts receivable	90,921	428,372	(624,448)
Net amounts receivable from related parties	143,550	(314,380)	(948,555)
Prepaid expenses and other current assets	(98,184)	(354,337)	(37,498)
Deferred revenue	(1,326,900)	(436,405)	541,351
Accounts payable	373,054	541,233	(184,750)
Accrued expenses and other current liabilities	1,679,301	617,154	50,465

Net cash used in operating activities	(1,127,484)	(4,154,794)	(4,277,348)

CASH FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(52,805)	(741,648)	(825,787)
Purchase of investments	—	(75,000)	(95,045)
Advances to The Healthy Forum	(28,000)	(706,400)	(198,000)
Proceeds from sale of marketable securities	76,091	48,116	—
Cash acquired from acquisition	—	14,907	—

Net cash used in investing activities	(4,714)	(1,460,025)	(1,118,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock	—	1,424,300	9,089,546
Proceeds from issuance of common shares in connection with the sales of units	788,873	—	—
Bank overdraft	312,085	332,738	—
Dividends paid	(34,305)	—	—

Net cash provided by financing activities	1,066,653	1,757,038	9,089,546

Effects of exchange rate changes on cash and cash equivalents	71,090	44,915	119,533

Net (decrease) increase in cash and cash equivalents	5,545	(3,812,866)	3,812,899
CASH AND CASH EQUIVALENTS, beginning of year	5,851	3,818,717	5,818

CASH AND CASH EQUIVALENTS, end of year	$11,396	$5,851	$3,818,717

Supplemental disclosure of cash flow information
Cash paid for interest	$12,296	$—	$—
Cash paid for income taxes	—	—	—

The accompanying notes to the consolidated financial statements are an  integral part of these consolidated statements.

Non Cash Transactions

During 2002, the Company converted $185,782 of “due to related parties” to equity by exercising options rather than paying cash to the directors and in return receiving cash for the exercising of the related options.

During 2002, the Company issued 519,411 shares of common stock to employees in lieu of payment of bonuses and commissions.

During 2002, the Company issued 22,500 shares of common stock to vendors in lieu of payment of professional services.

During 2002, the Company issued 205,594 shares of common stock to vendors in lieu of payment of services.

During 2002, Jade International, paid $200,000 directly to certain directors to reduce its obligation to the Company. This was treated as a reduction of the liability to the directors.

During the 2001 fiscal years 363,720 of Series B preferred stock were converted to 909,300 common shares, in accordance with the subscription agreements. See Note 12 to the financial statements.

During the 2001 fiscal year 15,336 shares of common stock were issued in lieu of dividends on the Series B preferred shares.

On January 18, 2001 the Company received 853,177 shares in Consolidated EcoProgress Technology, Inc. in settlement of outstanding debt of $238,889. On July 6, 2001 the company completed the acquisition of ProDesign Technology Limited. The initial consideration payable in respect of the acquisition was 125,000 shares of common stock. See Note 11 for further details.

On December 12, 2001 the Company entered into a common stock purchase agreement with Fusion Capital Fund II LLC. In connection with this agreement 970,350 shares of common stock were issued, although these shares cannot be sold, transferred or assigned until an effective registration statement has been filed. The Company has recorded $630,728 in prepaid expenses as of December 31, 2001.

The Company issued equity for debt of $29,977 in relation to services provided by Mark Pierce in his role as the Company’s attorney in 2000. The total number of common shares allocated was 32,703.

The accompanying notes to the consolidated financial statements are an  integral part of these consolidated statements.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for the years ended December 31, 2002, 2001 and 2000

1.    Backgrounds and Organization

History

The Company was incorporated in Nevada in 1996 as Famous Sam’s Group, Inc. In May 1996 the Company acquired all of the assets and liabilities of U.S. Flywheel, Inc., a California company, in exchange for shares in Famous Sam’s Group, Inc. which were distributed to the stockholders in U.S. Flywheel Inc. Famous Sam’s Group Inc. briefly was a restauranteur. In December 1997, Famous Sam’s Group Inc. changed its name to BioProgress Technology International, Inc. In 1997 the Company acquired its interest in BioProgress Technology Inc, as described in Note 11.

On December 18, 2002, the Board of Director approved the terms of the Reincorporation Plan, regarding the pending transaction with BioProgress plc, as described in Note 17.

Operations

The Company is engaged primarily in the research, development, manufacturing, marketing, sales and distribution of products that use water soluble and biodegradable films for the dietary supplement, pharmaceutical, recreational and cosmetic industries and other applications. The Company’s research and development operations are in the United Kingdom. The Company operates in one market segment.

2.    Restatement of Prior Periods

The Company is restating its financial statements for the years ended December 31, 2001 and 2000, and the first nine months ended September 30, 2002 due to incorrect accounting for the issuance of warrants issued for sales consulting services.

On December 1, 2000, the Company issued warrants to purchase 2,522,800 shares of its common stock to pay a third party in exchange for certain marketing, advertising, and distribution consulting services. Originally, the warrants were incorrectly valued on that date and amortized over a two year period. On December 1, 2001, the Company renegotiated the terms of the agreement and effectively modified the existing warrants. This was done by cancelling the original warrants and issuing new warrants to purchase 2,522,800 shares on December 1, 2001 with a lower exercise price. The Company had incorrectly reversed the original transaction from December 1, 2000 and then recorded an expense for the new warrants.

During the closing of its December 31, 2002 financial statements, the Company determined that it was necessary to restate previously reported interim and annual financial statements. The restatement was necessary because the Company incorrectly valued the warrants and amortized this expense over two years. In December 2000, the value of the warrants was originally recorded as $1.3 million. The Company has determined that the fair value should have been recorded as $2.6 million. The value of the warrants should have been expensed immediately as they were fully vested upon issuance. The original value of these warrants, $1.3 million, was incorrectly set up as a prepaid expense and amortized over a two-year period rather than expensing the full value of the warrants at the time of issuance. In 2001, the warrants were modified and the value of the modification was originally stated as $575,141 but the Company has determined that it should have been recorded as $403,648. The original value of the modification was incorrectly set up as a prepaid expense and amortized over the remainder of the original two year period rather than expensing the full value of the modification on December 1, 2001.

Restatement of the balance sheet as of September 30, 2002 and the operating results for the nine months then ended consist of the following adjustments: a decrease in general and administrative expense of $213,659; a decrease in prepaid expenses of $49,948; an increase in additional paid-in-capital of $2,426,991, and an increase in accumulated deficit of $2,476,939. The net impact of the restatement described above resulted in a decrease in net loss for the nine months ended September 30, 2002 of $213,659. The restated net loss for the period resulted in a decrease in the net loss and basic and diluted loss per share for the nine months ended September 30, 2002 of $213,659 and $0.02 per share.

Restatement of the balance sheet as of December 31, 2001 and operating results for the year then ended consist of the following adjustments: an increase of $403,648 in sales consulting expense; a decrease in general

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and administrative expense of $256,534; a decrease in prepaid expenses of $263,607; an increase in additional paid-in-capital of $2,426,991, and an increase in accumulated deficit of $2,690,598. The net impact of the restatement described above resulted in a decrease in net income for the year ended December 31, 2001 of $147,114. The restated net loss for the year did not change the earnings per share amounts as previously reported.

Restatement of the balance sheet as of December 31, 2000 and operating results for the year then ended consist of the following adjustments: an increase of $2,598,484 in sales consulting expense; a decrease in general and administrative expense of $55,000; a decrease in prepaid expenses of $1,273,000; and an increase in additional paid-in-capital of $1,270,484. The net impact of the restatement described above resulted in an increase in net loss and basic and diluted earnings per share for the year ended December 31, 2000 of $2,543,484 and $0.06 per share.

The following is a summary of the effect of restatement on the Company’s consolidated financial statements at or for the periods reflected.

	Selected Balance Sheet Data As Of
	December 31, 2000		December 31, 2001			September 30, 2002
	As Previously Reported	As Restated	As Previously Reported		As Restated	As Previously Reported	As Restated
	(dollars in thousands)
Prepaid expenses and other current assets	$1,739,172	$466,172	$993,288	(1)	$729,681	$592,035	$542,087
Total current assets	7,112,268	5,839,268	2,250,141		1,623,635	1,309,724	1,259,776
Total assets	14,534,108	13,261,108	10,066,310		9,802,703	8,233,949	8,184,001
Additional paid-in capital	23,195,285	24,465,769	24,724,050		27,151,041	26,017,424	28,444,415
Retained deficit	(11,421,592)	(13,965,076)	(19,103,570)		(21,794,168)	(21,380,058)	(23,856,997)
Total stockholders’ equity	11,884,228	10,611,228	5,792,439		5,528,832	4,670,252	4,620,304

(1)	The amount of prepaid expenses was reduced to $993,288 from $1,356,187 in order to reclassify a long-term deposit in the amount of $362,899 to conform to current year classification.

	Summary Statement of Operations Data For The Year Ended
	December 31, 2000		December 31, 2001		September 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(dollars in thousands)
Total costs and expenses	$5,272,313	$7,815,797	$7,516,228	$7,663,342	$3,837,280	$3,623,621
Loss from operations	(4,376,479)	(6,890,446)	(6,549,490)	(6,696,604)	(1,766,524)	(1,552,865)
Net loss	(6,940,351)	(9,483,835)	(7,681,978)	(7,829,092)	(2,084,240)	(1,870,581)
Net Loss per common share—basic and diluted	$(0.17)	$(0.23)	$(0.17)	$(0.17)	$(0.05)	$(0.03)

3.    Realization of Assets

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has incurred recurring operating losses and negative operating cash flows since its inception and will require additional financing within the next 12 months. In addition, the Company will need to increase cash flows from operations and/or obtain financing in order to fund its working capital requirements for fiscal year 2003. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing increases to cash flows and additional sources of financing and believes that such increases and additional financing will generate sufficient cash flow to fund the Company’s operations through fiscal year 2003. The Company is currently in the process of restructuring its corporate structure as stated in Note 17 and hopes to raise up to $6.4 million (£5 million) which, if raised, will be used to fund certain current liabilities and on-going operations.

Management’s plan to increase the Company’s cash flows from operations relies significantly on increases in revenue generated from its license agreements and research and development services provided to existing clients, sale of equipment and related supplies, containment of operating expenses and opportunistic leverage of capital markets. However, there are no assurances that such matters will be successfully consummated.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries: BioProgress Technology, Inc., BioProgress Technology Limited, DHA Nutrition Limited and ProDesign Technology Limited. All significant intercompany transactions and balances have been eliminated.

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

Revenue Recognition

We generate revenues from licensing the rights to use our intellectual property in the XGel(TM) film system, the sale of the XGel(TM) film system, and research and development services to assist customers in gaining maximum benefit from the license.

Revenues from license arrangements and the sale of XGel(TM) film system are recognized when there is persuasive evidence of an agreement with a customer, collectibility is probable, the fee is fixed or determinable, and we have no continuing obligations relating to the arrangements. These factors vary by contract, but generally revenue is recognized over the term of the contract either time based or on some milestone basis.

Revenues from research and development contracts are recognized ratably over the period to which the contract relates, unless significant acceptance criteria exist. If acceptance criteria exist, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. With certain contracts, revenues are recognized on a milestone basis, when there is persuasive evidence of customer acceptance. Revenues from these contracts are not netted against related research and development expenses but are recognized as revenue and the related research and development expense is expensed as incurred.

Deferred revenue represents cash that has been received by the Company, but has not been recorded as revenue as it has not met the revenue recognition criteria. At December 31, 2001, 72% relates to one customer, which was recognised as revenue in 2002, see Note 10.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation of property, plant and equipment is provided for using the straight-line method over the estimated useful lives of the respective assets, ranging from 4 to 20 years (see Note 5). Amortization of leasehold improvements is provided for over the lesser of the useful life or the related lease term.

Marketable Securities

Marketable securities represented the Company’s investment in the common stock of Consolidated EcoProgress Technology Inc, and UK quoted investments as described in Note 6. Management considers these securities as trading securities. The value of these investments was marked to market value at each period end with any unrealized gain or loss included in the statement of operations in the period to which it relates. During 2002, all remaining securities were sold.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangibles

Licenses are included at cost and depreciated in equal annual installments over a period of 10 years, which is their estimated useful economic life. Provisions are made for any known impairments, which generally occur through technological obsolescence.

Goodwill

In accordance adoption of Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets” (SFAS 142), management annually assesses the composition of the Company’s assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill will be tested for impairment. The Company will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. The Company’s method of measuring impairment is based on its market value by taking its projected operating earnings (average of the following two years), based on management’s best estimate multiplied by a market multiple of four times earnings. As of December 31, 2002, the only reporting unit that had any goodwill is BioProgress Technology, Ltd. Management has estimated that operating earnings for this reporting unit will range approximately between $766,000 and $1,066,000 for 2003, and between $892,000 and $1,107,000 for 2004.

During the first quarter of 2002, the Company recorded a write-down of its goodwill of $167,706 on ProDesign Technology Limited due to technological advances that caused the developments in that reporting unit to become worthless. During the fourth quarter of 2002, the Company recorded a write-down of $658,844, which consists of 1) the entire goodwill relating to DHA Nutrition Ltd. in the amount of $226,000 due to technological advances that caused the developments in that reporting unit to become worthless and 2) a portion of the goodwill related to BioProgress Technology Ltd. due to a decline in the fair value based on the Company’s annual impairment test, see Note 11. Prior to the adoption of SFAS 142, goodwill was being amortized on a straight-line basis over its useful economic life, which was considered to be 10 years.

Equity Investment

The Company’s investment in the Healthy Forum Limited is accounted for under the equity method of accounting whereby the investment is carried at the cost of acquisition adjusted for the Company’s share of undistributed earnings or losses since acquisition. Advances to the Healthy Forum amounted to $1,357,233 and $904,400 and have been included in Equity Investments in the accompanying balance sheet as of December 31, 2001. Of these advances $120,000 was by way of a capital contribution to Healthy Forum, $473,180 was in the form of a loan represented by a loan agreement providing for interest to accrue at a rate of 3.75% per annum and the principal is repayable in £5,000 monthly instalments commencing May 2003, and the balance of which Healthy Forum have agreed to repay out of any future fundraising.

Subsequent to the reorganization of the share capital of Healthy Forum on April 1, 2001 the Company exercised its option to purchase additional shares of common stock, increasing its shareholding to 46.6% from 29.9%. The net cash investment related to this option was $75,000.

Long-Lived Assets and Impairment Testing

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of such asset and eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

The Company evaluates long-lived assets, including goodwill and identifiable intangible assets including equity investments, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

asset. Fair value is determined generally based on discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Stock-based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation.” As permitted by the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its employee share option plans. As a result, compensation expense related to options granted is measured based on the intrinsic value of the underlying common stock. See below for a summary of the pro-forma effects on reported net loss per share for the years ended December 31, 2002, 2001 and 2000 based on the fair value of options and shares granted as prescribed by SFAS No. 123.

As permitted under SFAS No. 123 “Accounting for Stock Based Compensation”, the Company has elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) in accounting for share-based awards to employees, for options granted. The options issued on November 27, 2000 were issued at below fair market value and resulted in a compensation charge of $105,000.

Pro-forma information regarding net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee share options and the options granted by shareholders under the fair value method consistent with the method prescribed by that Statement. The weighted average fair value at date of grant for options granted during 2002 and 2000 was $0.43 and $1.31 per option, respectively. No options were granted during 2001. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2002, 2001 and 2000:

	2002	2001	2000
Risk-free interest rate	5%	7%	7%
Dividend yield	0%	0%	0%
Volatility factor	116%	100%	100%
Expected life	Three	Five	Three

Had the Company’s option plan been accounted for under SFAS No. 123, the Company’s charge to income for 2002, 2001, and 2000 would have been $707,125, $0, and $773,903, respectively.

During the year ended December 31, 2002, the Company also issued 73 units (see Note 13) to employees. Each unit has 15,000 warrants attached to it. Had these warrants been accounted for under SFAS No. 123, the Company’s charge to income for 2002 would have been $210,026. Net loss and loss per share would have been increased to the following pro-forma amounts.

	Year ended December 31, 2002	Year ended December 31, 2001 (as restated)	Year ended December 31, 2000 (as restated)
Net Loss applicable to common shareholders	$(6,897,371)	$(7,829,029)	$(9,483,835)
Employee compensation	(917,151)	—	(773,903)

Pro-forma net loss applicable to common shareholders	$(7,814,522)	$(7,829,029)	$(10,257,738)

Pro-forma net loss per share applicable to common stockholders — basic and diluted	($0.16)	($0.17)	($0.25)

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share

The Company applies SFAS No. 128 “Earnings Per Share”. The adoption of SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share. Basic and diluted loss per common share were calculated based upon the net loss available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period. There were 6,366,457, 3,700,000, and 3,700,000 stock options outstanding at December 31, 2002, 2001 and 2000, respectively which are not included in the earnings per share calculation as they would be anti-dilutive. There are also 3,660,000, nil, and nil warrants outstanding at December 31, 2002, 2001 and 2000, respectively, which have been issued in connection with the Private Placement of Equity Units, see Note 13, which are not included in the earnings per share calculation as they would be anti-dilutive.

Foreign Currency Translation

The functional currency of foreign operations is the local currency, which is the British pound. The financial statements of the foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at year end for balance sheet accounts and the average exchange rate in effect during the year for revenue and expense accounts with currency translation adjustments reflected in other comprehensive loss in stockholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the consolidated statement of operations. The foreign currency loss was $331,552, $134,266 and $387,073 in 2002, 2001, and 2000 respectively.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash investments and trade receivables. The Company has cash investment policies that limit investments to investment grade securities and marketable securities. The Company performs ongoing credit evaluations of its customers’ financial positions.

In fiscal 2000, our top three customers accounted for 96% of total revenues, with Proctor and Gamble accounting for 67.5% of total revenues and the remaining 28.5% attributable to Boots and EcoProgress. In fiscal 2001, our top five customers accounted for 93% of total revenues, with Proctor and Gamble accounting for 43% and the four other customers (Boots, EcoProgress, Peter Black and VAX) contributed the remaining 50%. In fiscal 2002, our top three customers accounted for approximately 78% of our total revenues with EcoProgress, Boots and Peter Black accounting for approximately 56%, 11% and 11%, respectively. All revenue from EcoProgress related to the release of deferred revenue under research and development contracts. We have renegotiated our agreements with EcoProgress and will not recognize any further revenue under these research and development contracts. Excluding the EcoProgress deferred revenue that was released, Boots, Peter Black, Convatec and Bristol-Myers would have accounted for approximately 25%, 25%, 17% and 15% of total revenues.

The majority of the revenues of the company relate to sales to other corporations located in the United States of America and Great Britain.

Research and Development

Research and development costs are expensed as incurred.

Fair values of financial instruments

The fair values of financial instruments are deemed to be equivalent to the carrying amounts as cash and cash equivalents, bank overdraft, marketable securities, accounts payable and accounts receivable are short term items and readily convertible into cash.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Pronouncements

In July 2002, the FASB issued Statement No. 146, “Accounting for Restructuring Costs,” (“SFAS 146”). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long- lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not believe the adoption of this standard will have a material impact in the financial statements.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123” (“SFAS 143”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and to require prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about those effects in interim financial information. The Company currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS No. 123. BioProgress currently intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and will adopt the additional disclosure provisions of SFAS 148 during the first quarter of its year ending December 31, 2003.

In December 2002, the FASB issued Interpretation 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. For a guarantee subject to FASB Interpretation 45, a guarantor is required to:

•	measure and recognize the fair value of the guarantee at inception (for many guarantees, fair value will be determined using a present value method); and

•	provide new disclosures regarding the nature of any guarantees, the maximum potential amount of future guarantee payments, the current carrying amount of the guarantee liability, and the nature of any recourse provisions or assets held as collateral that could be liquidated and allow the guarantor to recover all or a portion of its payments in the event guarantee payments are required.

The disclosure requirement of this Interpretation is effective for financial statements for fiscal years ending after December 15, 2002 and did not have a material effect on the Company’s financial statements. The initial recognition and measurement provision are effective prospectively for guarantees issued or modified on or after January 1, 2003, which should not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIE’s”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003. Management does not expect that the application of this standard will have a material effect on the Company’s results of operations or financial condition.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Properties, Plant and Equipment

Property, plant and equipment are stated at cost, net of depreciation, and consist of the following at December 31:

	2002	2001	2000	Useful Lives
Freehold property	$—	$547,500	$547,500	20 years
Leasehold improvements	275,355	230,610	—	7
Plant and machinery	426,713	385,350	272,732	4
Office equipment	535,981	638,886	222,743	4
Laboratory equipment	121,469	106,974	60,448	6

	1,359,518	1,909,320	1,103,423

Less—Accumulated depreciation	(789,202)	(525,647)	(221,960)

Total	$570,316	$1,383,673	$881,463

The depreciation expense was $271,530, $278,651 and $134,120 for 2002, 2001 and 2000, respectively.

6.    Marketable Securities

Marketable securities consist of the following:

	2002	2001	2000
Consolidated EcoProgress Technologies Inc.	—	$210,630	$168,289
Quoted UK investments	—	—	194,134

	—	$210,630	$362,423

7.    Intangible Assets

The components of the Company’s intangible assets subject to amortization are as follows:

	2002	2001	2000
Trademarks, licenses, patents	$1,368,569	$1,368,569	$1,368,569
Less accumulated amortization	(546,675)	(410,369)	(274,063)
Impairment charge	(801,000)	—	—

Net intangible assets	$20,894	$958,200	$1,094,506

The licenses were purchased from TruTona International, Inc., a related party as disclosed in Note 10 and are being depreciated in equal annual installments over a period of 10 years which is their estimated useful economic life. The amortization expense for each year was $136,306, $136,306 and $137,783 for 2002, 2001 and 2000, respectively.

During the fourth quarter of 2002, the Company determined that primarily all of the licenses had been impaired due to recent technology advances and product developments as well as market conditions, and so recorded an impairment charge of $801,000.

The remaining intangible relates to a patent for non-ingestible encapsulation which forms part of our XGel(TM) technology which was acquired for $32,472. The remaining life of this patent at December 31, 2002 is 7.7 years. The accumulated amortization of this intangible at December 31, 2002 was $11,974.

Amortization expense related to intangible assets during each year 2002, 2001 and 2000 was $136,306 for each year respectfully. The following table provides information regarding estimated amortization expense on the remaining intangible for each of the following years ended December 31:

Year	Annual Amortization Expense
2003	$2,706
2004	2,706
2005	2,706
2006	2,706
2007	2,706

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Commitments and Contingencies

a)    Operating Lease Obligations

On January 31, 2001 the Company signed a new lease agreement to lease new purpose built manufacturing facilities at a site known as Hostmoor, located in March, Cambridge, UK. Minimum future lease payments under the non-cancelable operating lease entered into for Hostmoor subsequent to December 31, 2002 are summarized as follows:

2002
2003	$197,341
2004	197,341
2005	197,341
2006	197,341
2007	197,341
Thereafter	3,749,479

$4,736,184

Rental expenses under operating leases totaled $359,668, $291,890 and $33,600 for the years ended December 31, 2002, 2001 and 2000, respectively.

b)    Employee Agreements

The Company has a number of agreements with directors and senior management, which result in the following committed payments subsequent to December 31, 2002

2002
2003	$245,000
2004	245,000
2005	62,000

$552,000

c)    Bank Overdraft

During 2001, the Company arranged a bank overdraft facility of $362,500 ((pound) 250,000) with a UK bank, which has been secured by a personal guarantee from one of the Company’s executives. During 2002, the facility was increased up to $642,000 ((pounds) 400,000), which is now secured by personal guarantees of two of the Company’s directors. See Note 17.

d)    Contingent Tax Liability

As is common in multinational organizations with intra-group trade, the UK Inland Revenue are undertaking a review of the pricing structure in respect of transactions between BioProgress Technology Ltd and BioProgress Technology International, Inc. The Directors have taken professional advice in respect of transfer pricing and are confident they can justify the intra-group pricing as being equivalent to that which would be charged to a third party on an arms length basis. However, until the Inland Revenue conclude their inquires this area remains uncertain with respect to whether there is any potential liability to the Company. As of December 31, 2002, no provision has been made.

e)    Legal Proceedings

On October 4, 2002 we received notice from The Healthy Forum calling on us to pay £337,460 ($526,910) in respect of our 5,843,750 shares of The Healthy Forum, which The Healthy Forum has alleged are partly paid. On October 28, 2002 we served notice on The Healthy Forum that we intended to petition the court seeking an injunction to restrain The Healthy Forum from taking any action to forfeit our shares. Upon receiving such notice The Healthy Forum agreed to defer any action in respect of its allegations pending resolution of the claim.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BioProgress Technology Ltd. has been named as a co-defendant in a proceeding against our former Chief Financial Officer, Mr. Longley, relating to shares of BioProgress Technology International allegedly owned by Mr. Longley but claimed to be the property of the plaintiff. We believe this case to involve a dispute between these two individuals and not to involve BioProgress Technology Ltd. and therefore do not believe it will have an adverse effect on our business. BioProgress International will comply with any valid court order requiring a transfer on the stock ledger of the ownership of the disputed shares.

On February 24, 2003, Fusion Capital Fund II, LLC (“Fusion”) filed suit against BioProgress Technology Limited in the Circuit Court of Cook County Illinois, Chancery Division attempting to compel us to remove the restrictive legend on its shares. The case arises from a contract signed between Fusion and BioProgress on December 12, 2001 in which Fusion was given 970,350 shares of restricted common stock (“Commitment Shares”) and agreed to purchase up to $6 million of shares of common stock if certain conditions were met. Such conditions did not occur, and seven months later, Fusion notified BioProgress that it was terminating the agreement. Fusion alleges that despite the fact that resale of the Commitment Shares was never registered with the Securities and Exchange Commission, and Fusion terminated the Agreement, BioProgress should remove the restrictive legends. Fusion seeks declaratory judgment and unspecified damages. Management is unable to determine any range of potential damages relating to the claim. BioProgress believes it has meritorious defenses to Fusion’s allegations and intends to defend its interests vigorously. BioProgress has filed a motion to dismiss and Fusion has responded with a motion for summary judgment.

9.    Income Taxes

The Company does not have any current income taxes expense because of a tax net operating loss for the years ending December 31, 2001 and 2000. For the year ended December 31, 2002 the Company had a tax charge of $158,613 for UK income tax and zero for US income tax. The Company has net operating loss carry forwards of approximately $8,600,000 available in the U.S. for 2002 available to carry forward against taxable profits in the U.S., subject to agreement with the relevant tax authorities. The Company has no net operating losses carried forward in the UK as these were utilized in 2002. These U.S. net operating loss carry forwards begin to expire in the fiscal year ending 2015. The Company has provided a 100% valuation allowance against the deferred tax asset arising on the net operating losses due to the uncertainty of their ultimate realization.

The following table summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows:

	2002	2001	2000
Statutory federal rate	(34.0)%	(34.0)%	(34.0)%
Increase (decrease) resulting from:
Nondeductible items	1.5%	—%	—%
State taxes, net of federal tax benefit	(4.2)%	(4.0)%	(4.0)%
Write-off of financing costs	8.7%	—%	—%
Foreign tax differential	0.3%	0.3%	0.3%
Valuation allowance	30.1%	37.7%	37.7%

Effective tax rate	2.4%	0.0%	0.0%

Deferred tax assets are comprised of the following at December 31:
Write-down in investments	$532,507	$356,578	$281,489
Accrued expenses	169,567	48,132	143,927
Book vs. tax depreciation	(13,926)	(68,358)	(1,911)
Net operating loss and other carryforwards	2,930,446	1,909,347	1,500,450
Other	189,687	228,439	189,438

Deferred tax assets	3,808,281	2,474,138	2,113,393

Less valuation allowance	(3,808,281)	(2,474,138)	(2,113,393)

Deferred tax (liabilities)	(30,484)	—	—

Net deferred tax assets (liabilities)	$(30,484)	$—	$—

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Related Parties

The following table provides a breakdown of amounts due from and owed to related parties. A summary of the transactions is shown after the table:

December 31, 2002	Amounts due from related parties $	Amounts owed to related parties $
Jade Partnership International, Inc.	305,535	—
Cavan Bickell (CEO of Healthy Forum)	35,000	—
Directors	—	381,134

	340,535	381,134

December 31, 2001	Amounts due from related parties $	Amounts owed to related parties $
Jade Partnership International, Inc.	390,703	—
TruTona International, Inc	58,382	—
Cavan Bickell (CEO of Healthy Forum)	35,000	—
Directors	—	377,219

	484,085	377,219

December 31, 2000	Amounts due from related parties $	Amounts owed to related parties $
Jade Partnership International, Inc.	111,323	—
TruTona International, Inc	56,382	—
Healthy Forum	198,000	—
Directors	—	—

	365,705	—

Amounts Due to Directors

The amounts due to directors relates to unpaid compensation for services provided during 2002, 2001 and 2000. Due to cash flow constraints these amounts could not be paid to the directors, but have been accrued for payment once the cash flow position improves.

The Jade Partnership International, Inc

On April 1, 1998, the Company entered into a consulting and option agreement with The Jade Partnership International, Inc. (“Jade”), a Delaware Corporation. This agreement was cancelled on March 31, 2000 and no further amounts will be paid by the Company to Jade.

Certain directors of the Company are controlling shareholders in Jade. The Company incurred no management charges of during the years ended December 31, 2002 and 2001. The balance due from Jade to the Company at December 31, 2002, 2001, and 2000 was $305,535, $390,703, and $111,323.

TruTona International, Inc

Certain directors of the Company are also directors of TruTona International, Inc. (“TruTona”), a privately held Atlanta based corporation.

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

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the acquisition of the above patents, licenses and trademarks, the Company has recognized license fee revenues of $112,500, $133,600, and $88,862 in 2002, 2001, and 2000 respectively relating to a previous license agreement between TruTona and Consolidated EcoProgress Technology Inc. that has been assigned to the Company.

The Company has a balance of $58,382 and $56,382, due to it from TruTona as of December 31, 2001 and 2000, respectively. No amount was due for TruTona as of December 31, 2002.

Consolidated EcoProgress Technologies, Inc

Consolidated EcoProgress Technologies, Inc, (“EcoProgress”), is a related party by virtue of its shareholding in the Company.

On April 5, 1999, the Company entered into a license with EcoProgress. The license was granted for the sum of $1,500,000, and gave EcoProgress the exclusive right to manufacture, sell and distribute anywhere in the world a line of flushable and biodegradable disposable products employing certain intellectual property that the Company had acquired from TruTona. EcoProgress paid $380,000 in cash at closing and the remaining $1,120,000 was paid through the issuance of 1,066,667 shares of registered common stock in EcoProgress valued at $1.05 per share. The value of the license was included within the deferred income balance and was being amortized to revenue over a period of ten years. The parties also entered into a research and development agreement relating to the licensed technology.

On August 27, 2002, the Company and EcoProgress agreed to terminate all their existing agreements, including the license described above. The Company transferred to EcoProgress all patents and other technology which had been licensed to EcoProgress other than the patents and technology relating to ostomy products. In return, EcoProgress agreed to relinquish all claims it had to the license and use of patents and technology relating to ostomy products. Due to the legal transfer of the non-ostomy related patents and technology and the fact that there is no continuing involvement or future obligations of the Company with respect to the patents and technology transferred, the remaining value of the license which was being amortized to revenue was recognized as revenue in 2002.

A further term of the agreements reached with EcoProgress in 2002 requires the Company to pay a royalty equal to 5% of all proceeds from ostomy products up to a cumulative aggregate amount of royalties equal to $1,000,000. At this time, the Company cannot determine if it will earn any ostomy related revenue that would result in payment of such royalties.

The Healthy Forum Limited

The Healthy Forum aims to build a world leading and world-friendly brand in the complimentary medical and specialty food sectors. The product categories of the company will be feminine hygiene, beneficial foods and vitamins, minerals and supplements. The Company owns 46.6% of the shares of The Healthy Forum.

In addition to the equity investment the Company has loaned The Healthy Forum $449,078, $706,400 and $198,000 in 2002, 2001, and 2000, respectively, to help fund working capital requirements. At December 31, 2002, 2001, and 2000 the amount owed by The Healthy Forum to the group was $1,357,233, $904,400, and $198,000 respectively, which is included in Equity Investments in the accompanying balance sheet.

During the fourth quarter of 2002, Healthy Forum disputed that the Company had fully paid for its shares in Healthy Forum. The Company and Healthy Forum are currently negotiating the amounts outstanding from Healthy Forum. Due to the continuing and foreseeable losses in Healthy Forum, the Company has written off the net investment and loans receivable from Healthy Forum to zero as of December 31, 2002.

11.    Goodwill

Goodwill of $6,781,739 resulted from the acquisition of BioProgress Technology Limited in 1998 and represents the excess of the fair value of the consideration given over the fair value of the identifiable assets and liabilities acquired. It was being amortized on a straight-line basis over its useful economic life, which was considered to be 10 years. The amortization charge for 2002, 2001 and 2000 was $0, $678,176, and $678,174, respectively.

On July 6, 2001 the Company completed the acquisition of ProDesign Technology Limited. Completion of the acquisition, which has been accounted for under the purchase method in accordance with Statement of

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Accounting Standard (“SFAS”) 141, follows the execution of a letter of intent announced on March 16, 2001 and, accordingly, the results of operations have been included in the accompanying financial statements since the date of acquisition. Initial consideration payable in respect of the acquisition is 125,000 shares of common stock in the Company (“Consideration Shares”). Goodwill of $167,706 arose on the acquisition. Under SFAS 142, no amortization is required and this goodwill is subject to impairment review. Consideration Shares are restricted from sale for a period of one year from the date of issue. Additional consideration (“Deferred Consideration”) shall be payable by the Company in accordance with the following and any future payments will be reflected as an increase in the purchase price as they fall due:

If at any time on or before December 31, 2001, the cumulative sales revenues of ProDesign Technology Limited derived from third parties exceed $500,000, the Company shall issue the number of ordinary shares of common stock in the Company determined in accordance with the following provisions, price being the closing price of the Company’s common stock on the relevant date:

(i)	if the price is $2.50 or more—100,000 shares

(ii)	if the price is $1.66 or less—150,000 shares

(iii)	if the price is between $1.66 and $2.50—a figure equal to the result of dividing 250,000 by the price

If at any time on or before December 31, 2002, the cumulative sales revenues of ProDesign Technology Limited derived from third parties exceed $1,000,000, the Company shall issue the number of ordinary shares of common stock in the Company determined in accordance with the following provisions, price being the closing price of the Company’s common stock on the relevant date:

(i)	if the price is $2.50 or more—100,000 shares

(ii)	if the price is $1.66 or less—150,000 shares

(iii)	if the price is between $1.66 and $2.50—a figure equal to the result of dividing 250,000 by the price

As of December 31, 2002, these targets have not been met and no purchase price adjustments have been made.

Prior to January 1, 2002, intangible assets, consisting primarily of goodwill, were being amortized on a straight-line basis over periods ranging from 2.5 to 40 years. In June 2001, the Financial Accounting Standards Board issued SFAS 142, “Goodwill and Other Intangible Assets”, which established new accounting and reporting requirements for goodwill and other intangible assets. The new standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer amortized, but are subject to an annual assessment for impairment by applying a fair value based test. The net loss for the Company for the year ended December 31, 2001 would have been $7,150,853 had SFAS 142 been applied prior to January 1, 2002.

The following table illustrates the effects of adopting SFAS 142:

	2002	2001	2000
Reported Net loss	$(6,897,371)	$(7,829,092)	$(9,483,835)
Add: amortization of goodwill	—	678,176	678,174

Adjusted net loss	$(6,897,371)	$(7,150,916)	$(8,805,661)

Net Loss per common share (reported)—basic and diluted	$(0.14)	$(0.17)	$(0.23)
Add: amortization of goodwill	—	0.01	0.01

Adjusted net loss per common share—basic and diluted	$(0.14)	$(0.16)	$(0.22)

The Company applied the provisions of SFAS 142 beginning on January 1, 2002, in that they discontinued the amortization of goodwill, however they did not perform the required transitional fair valued based impairment test. The Company recognised a non-cash adjustments of $167,706, and $226,000 in the first and

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fourth quarters of 2002 respectively, to reduce the carrying value of goodwill related to Pro-Design Technology Ltd and DHA Nutrition Ltd to their respective implied fair values, which were deemed to be zero due to technological advances that made the development of these reporting units worthless. The Company recognized another non-cash adjustment in the amount of $432,844 in the fourth quarter of 2002 related to the goodwill associated with BioProgress Technology, Ltd. The Company’s valuation was estimated using a market-multiples based on expected future operating profits. As the charge was not taken in connection with a transitional test under SFAS 142, the impairment adjustment was reflected as an increase to the loss from operations. In connection with adopting SFAS 142, the Company also reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate.

12.    Redeemable Convertible Preferred Stock

The Series A and B redeemable convertible preferred stock are recorded in the accompanying balance sheet outside the stockholders’ equity section due to their mandatory redemption feature.

	Series A redeemable convertible preferred stock	Series B redeemable convertible preferred stock
Number of shares authorized	1,250,000	3,750,000

Shares outstanding at December 31, 2000	2,000	108,000
Number of shares issued during year	—	422,720
Mandatory redemption during the year	—	—
Number of shares converted during year	—	(363,720)

Shares outstanding at December 31, 2001	2,000	167,000
Number of shares issued during year	—	—
Mandatory redemption during the year	(2,000)	—
Number of shares converted during year	—	—

Shares outstanding at December 31, 2002	—	167,000

Subscription price per share	$1.00	$2.50
Value based on redemption rate at December 31, 2002	$ —	$764,960
Proceeds from issuance during 2002	$ —	$—
Conversion date and rate to common shares
From January 1, 2001 to December 31, 2001	1:0.5	1:1.0 (issued in 2000)
		1:2.5 (issued in 2001)
From January 1, 2002 to December 31, 2002	—	1:0.5 (issued in 2000)
		1:1.0 (issued in 2001)
From January 1, 2003 to December 31, 2003	—	1:0.5 (issued in 2001)
Expiry of conversion rights	12/31/2001	12/31/2002 (issued in 2000)
		12/31/2003 (issued in 2001)
Conversion at discretion of	Holder	Holder
Redemption date and amount per share From January 1, 2001 to December 31, 2001	$1.95	$3.91
From January 1, 2002 to December 31, 2002	$ —	$4.88
From January 1, 2003 to December 31, 2003	$ —	$5.19
Redemption at discretion of	Company	Company
Mandatory redemption date	After 3/31/2002	After 3/31/2003 (issued in 2000); After 3/31/04 (issued in 2001)
Mandatory redemption price	$2.07	$5.19
Dividend rate	4% per annum of subscription amount computed quarterly in arrears March, June, September and December	4% per annum of subscription amount computed quarterly in arrears March, June, September and December
Voting rights	None	None
Preferential liquidation rights	None	None

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A charge has been accreted to accumulated deficit to reflect the difference between the par value of $2.50 and the redemption value as of the period end. In 2001, a charge was made to reflect the $0.95 premium on Series A redeemable convertible preferred shares and the $1.41 premium on Series B redeemable convertible preferred shares. In 2002, a further charge was made of $0.97 on the Series B redeemable convertible preferred shares representing the increase in the redemption price to $4.88. A further accretion charge will be made in 2003 of $.31 when the mandatory redemption price increases to $5.19. The redemption requirements, should the holders not convert, will amount to $456,720 in 2003, and $410,010 in 2004.

13.    Private Placement of Equity Units

In the first quarter 2002, the Company issued a private placement of equity units. Each unit consists of 7,500 shares of common stock, par value $0.01 per share (common stock) and one warrant defined as Common Stock Purchase Warrant Series December 31, 2006 comprising six common stock purchase warrants “A” to “F” each exercisable to purchase 2,500 additional shares of common stock. The price per unit was $5,000 and a maximum of 600 units was allowed under the agreement. As of December 31, 2002 270.4 units had been sold or issued in lieu of payment for services, professional fees, and employee bonuses and commissions.

The units have a registration rights clause which states, “In the event the Registration Statement has not been declared effective by the Commission by September 30, 2002, the Company shall issue to each investor a unit equal to one-tenth of the units they purchased in the Offering and every 30 days thereafter shall issue an additional one-tenth of the units, subject to an additional maximum of nine-tenths if the units purchased by such investor in the offering until the Registration Statement is declared effective.” As of December 31, 2002, the Company has accrued the amount of $535,875 for the payment of the penalty which is included in accrued expenses and other current liabilities. The accrual will be paid in the form of additional common shares. Using the closing share price as of April 30, 2003 of $0.30, the Company would have to issue 1,786,250 shares to settle the penalty which had accrued up until December 31, 2002.

As the Registration Statement has not been declared effective by April 30, 2003, an additional four-tenths will be required to be paid in 2003, which would be an additional accrual of $714,500, and if the Registration Statement is not declared effective by June 2003, the maximum of nine-tenths would be required to be paid which would amount to $1,607,623 (which includes the $535,875 already accrued for as of December 31, 2002). As of December 30, 2002, the last trading date, the stock price was $0.46 per share. The additional shares that would be issued relating to the $535,875 accrual would amount to 1,164,946 shares of common stock. Using the closing share price at April 30, 2003 of $0.30, the Company would have to issue 4,167,917 shares to settle the penalty which had accrued up until the end of April 2003. The ultimate total of shares that will be issued for payment of the entire penalty will be determined by the closing price at the end of each 30-day period and the timing of the Registration Statement actually being declared effective.

Common Stock Purchase Warrant Series December 31, 2006:

Warrant	Exercise prices	Number Outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price	Early Termination Price
“A”	$1.00	610,000	4	$1.00	610,000	$1.00	$1.50
“B”	1.50	610,000	4	1.50	610,000	1.50	2.25
“C”	2.00	610,000	4	2.00	610,000	2.00	3.00
“D”	2.50	610,000	4	2.50	610,000	2.50	3.75
“E”	5.00	610,000	4	5.00	610,000	5.00	7.50
“F”	10.00	610,000	4	10.00	610,000	10.00	15.00

		3,660,000			3,660,000

Of the warrants issued in connection with units, 73 units were given to employees in lieu of compensation for bonuses.

In the event that the volume weighted average trading price of the Company’s shares is greater than or equal to the price per share (the “Early Termination Price”) for any period of at least 10 consecutive trading days, the Company will have the right to serve notice (the “Notice of Early Termination Price”) on the Purchaser granting

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Purchaser a period of 10 trading days from the date upon which the Notice of Early Termination Price is served in which to exercise any remaining warrants exercisable at a price below the prevailing Early Termination Price. Any warrant remaining unexercised at the end of such 10-day exercise period will be cancelled forthwith and without further notice and will be of no further force or effect.

Subsequent to December 31, 2002, the Company issued an additional 119 units for cash, services, commissions, and employee compensation.

14.    Stock Option Plan

In 1999, the Company has adopted a stock option plan (the “Plan”) for employees, consultants and directors of the Company. Stock options granted pursuant to the Plan shall be authorized by the Board of Directors. The Company granted 3,000,000 stock options to executives on January 25, 1999, 700,000 on November 27, 2000, and 3,127,500 throughout the year ended December 31, 2002. The options granted in 2000 and 1999 vest immediately and have lives of three years and five years, respectively. The options that were granted in 2002, all vest immediately with lives that range from two to three years, except for 1,275,000 that were issued to two officers at an exercise price of $0.50, which become exercisable only upon the Company earning £1,000,000 pre-tax profit. The options granted to the two officers at $0.50 expire on December 31, 2005.

	Options	Weighted average exercise price
Options outstanding at January 1, 2000	3,000,000	$1.27
Exercised	—	—
Granted	700,000	$1.50
Cancelled or forfeited	—	—

Options outstanding at December 31, 2000	3,700,000	$1.31
Exercised	—	—
Granted	—	—
Cancelled or forfeited	—	—

Options outstanding at December 31, 2001	3,700,000	$1.31
Exercised	(461,043)	$0.40
Granted	3,127,500	$0.43
Cancelled or forfeited	—	—

Options outstanding at December 31, 2002	6,366,457	$0.95

The weighted average fair value of the options granted during the year ended December 31, 2002 was $0.23. The weighted average fair value of the options granted during the year ended December 31, 2000 was $1.11. No options were granted during 2001.

The following table summarizes information about stock options outstanding at December 31, 2002.

Range of exercise prices	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.35-0.50	3,100,000	2.87	$0.41	1,825,000	$0.35
$0.54-0.75	736,457	1.26	$0.71	736,457	$0.71
$1.00-1.50	1,330,000	2.07	$1.38	1,330,000	$1.38
$1.75-2.25	1,200,000	1.00	$2.00	1,200,000	$2.00

Total	6,366,457		$0.95	5,091,457	$1.06

15.    Warrants

On December 1, 2000 the company issued warrants to purchase 2,522,800 shares of common stock of the Company to a third party to acquire shares of common stock at any point after the date of issuance at an exercise

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price of $1.50. The consideration for these warrants was an undertaking from the third parties to provide advertising, sales and consultancy services with particular focus on retail and distribution in the Muslim states. The warrants were valued in accordance with the guidance in EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” at a fair value of approximately $2.5 million as of the date of issue of the warrants which is the measurement date. As the warrants were immediately vested, the financial statements have been restated (see Note 2) to reflect this expense on December 1, 2000 as an immediate charge to the statement of operations.

On December 1, 2001 the Company cancelled the above agreement and a new agreement was executed. This agreement related to the issuance of warrants to purchase 2,522,800 shares of common stock of the Company to the same third party at any point after the date of issue at an exercise price of $0.50. This modification of the warrants had a fair value of $403,648 as of the date of issue of the new warrants which is the measurement date. As the warrants are immediately vested, the financial statements have been restated (see Note 2) to reflect this expense on December 1, 2001 as an immediate charge to the statement of operations.

16.    Termination of Fusion Contract

On September 16, 2002 Fusion Capital Fund II, LLC (“Fusion”) terminated its agreement with us. We effectively had a put option whereby Fusion had agreed to purchase up to $6 million of our common stock as and when we requested. The commencement of the funding is subject to certain conditions including the effectiveness of a registration statement. We issued 970,350 shares of common stock (the “Commitment Shares”) to Fusion as a prepaid expense for entering into the contract. On termination of the contract, this prepaid expense was reversed and $630,728 has been recorded in the income statement within general and administrative expenses.

17.    Subsequent Events

a)	Fusion Litigation

On February 24, 2003, Fusion filed suit against us in the Circuit Court of Cook County Illinois, Chancery Division. Fusion alleges that despite the fact that the Commitment Shares were never registered with the Securities and Exchange Commission, Fusion should have the right to freely sell the Commitment Shares. Fusion seeks declaratory judgement and unspecified damages. BioProgress believes it has meritorious defenses to plaintiff’s allegations and intends to defend its interests vigorously. BioProgress has filed a motion to dismiss and Fusion has responded with a motion for summary judgement.

b)	Reincorporation

The Company is currently in the process of restructuring its corporate structure. BioProgress Holdings, Inc. will merge with and into BioProgress Technology International, Inc., which will become a subsidiary of BioProgress PLC (other than shares representing approximately 1.2% of the voting and economic rights in BioProgress Technology International, Inc. which will continue to be owned by one of the directors of BioProgress PLC). Each holder of BioProgress Technology International, Inc common stock and Series B Preferred Stock will receive one ordinary share or preference share, as applicable, of BioProgress PLC. The ordinary shares will no longer be traded on the NASDAQ bulletin board, but will be listed on the Alternative Investment Market of the London Stock Exchange.

c)	Mandatory Redemption of Series B

Of the 167,000 Series B preferred shares, 88,000 have a mandatory redemption date of March 31, 2003 with a mandatory redemption price of $5.19 per share. None of the 167,000 Series B shares that are outstanding as of December 31, 2002 have been converted. The amount that will be required to be paid should the holder decide not to convert by March 31, 2003 will be $456,720.

d)	Bank Facility

The bank overdraft facility has been extended as of February 1, 2003 however the terms of the facility have not changed. On May 6, 2003, the Company extended the facility, on the same terms, through to the end of May, 2003.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

e)	Agreement with Farmasierra, S.A

In January 2003, the Company entered into an agreement with Farmasierra, S.A. for the purchase of both a smaller scale pilot version and a full scale version of an XGel™ film system by them. Farmisierra has agreed to lend us $1,000,000, which will be required to fund the construction of these systems. Each month an amount equal to the Company’s direct cost to produce these machines plus 15% will be deemed repaid on this loan. If the Company’s direct costs plus 15% are less than $1,000,000, the Company will have to repay the balance of the loan in cash one year and two days after the issuance of the audited financial statements for fiscal year 2002. At the option of the Company, the loan may be prepaid in cash. The loan does not accrue any interest but is secured by certain of the Company’s intellectual property relating to NRobe™. The Company also granted Farmisierra an option to acquire up to 1 million shares of common stock at $.50 per share exercisable on or before December 31, 2004. Management has determined that the fair value of these options is $230,000. This will be recorded as additional interest expense over the estimated term of the agreement.

f)	Conversion of Accrued Director Salaries

During April 2003, the Company’s directors exercised 461,957 options for common shares, using the amounts due to them to settle the exercise price of the options. The total amount of accrued salaries used to settle these options was $186,468. As of December 31, 2002, this amount was included in Due to Related Parties.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, United Kingdom as of the 16th day of May, 2003.

BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. (Registrant)

By:	/s/ BARRY J. MUNCASTER
Barry J. Muncaster, Chief Executive Officer and Chairman

By:	/s/ ELIZABETH EDWARDS
Elizabeth Edwards, Chief Financial and Accounting Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of the 16th day of May, 2003.

Signature

/s/ BARRY J. MUNCASTER Barry J. Muncaster	Director

/s/ ROBERT G.M. HIND Robert G.M. Hind	Director

/s/ LARRY C. SHATTLES Larry C. Shattles	Director

/s/ MALCOLM D. BROWN Malcolm D. Brown	Director

1

CERTIFICATIONS PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Barry J. Muncaster, certify that:

1.	I have reviewed this annual report on Form 10-KSB of BioProgress Technology International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent funactions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2003

/s/ Barry J. Muncaster

Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Elizabeth Edwards, certify that:

1.	I have reviewed this annual report on Form 10-KSB of BioProgress Technology International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2003

/s/ Elizabeth Edwards

Chief Financial Officer