Form 10-Q
period 2003-03-31
BIOPROGRESS TECHNOLOGY INTERNATIONAL INC
filed 2003-06-18
CIK 928958

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2003 or

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

                                 (770) 649-1133
              (Registrant's telephone number, including area code)
              ----------------------------------------------------

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

As of June 10, 2003 there were 100 shares of common stock outstanding.

                                TABLE OF CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION.................................................2

Item 1.  Financial Statements (Unaudited)......................................2

         Consolidated Balance Sheets as at March 31, 2003 and
         December 31, 2002.....................................................2

         Consolidated Statement of Operations for the three months ended
         March 31, 2003 and 2002...............................................3

         Consolidated Statement of Cash Flows for the three months ended
         March 31, 2003 and 2002...............................................4

         Notes to Financial Statements (unaudited).............................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........13

PART II - OTHER INFORMATION...................................................16

Item 6.  Exhibits and Reports on Form 8-K.....................................16

         SIGNATURES..........................................................S-1

This filing includes interim financial statements as of March 31, 2003 and for the three months then ended that have not been reviewed by an independent public accountant because the company has no statutory requirement to have its quarterly financial statements reviewed. No auditor has reported that it is not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                           March 31, 2003         December 31, 2002
                                                                             (unaudited)
                                                                           --------------         -----------------
                                                                             $                       $
CURRENT ASSETS
Cash and cash equivalents                                                         21,648                  11,396
Marketable securities                                                                 --                      --
Accounts receivable                                                               74 656                  39,243
Amounts due from related parties                                                 363,386                 340,535
Prepaid expenses and other current assets                                        300,393                 197,137
                                                                             -----------             -----------

Total current assets                                                             760,083                 588,311

FIXED ASSETS
Property, plant and equipment, net                                               487,018                 570,316

EQUITY INVESTMENTS, net                                                                0                      --

Other long term assets                                                           394,682                 394,682

INTANGIBLE ASSETS
Trademarks, licenses, patents, net                                                20,218                  20,894
Goodwill                                                                       4,088,369               4,088,369
                                                                             -----------             -----------
TOTAL ASSETS                                                                   5,750,370               5,662,572
                                                                             ===========             ===========
CURRENT LIABILITIES
Bank overdraft                                                                   460,722                 644,823
Accounts payable                                                               1,205,132               1,122,648
Amounts owed to related parties                                                  301,862                 381,134
Accrued rent deposit                                                             394,682                 394,682
Accrued expenses and other current liabilities                                 2,121,665               1,276,574
Unit penalty liability                                                         1,071,750                 535,875
Income tax payable                                                               165,365                 168,462
Deferred tax liability                                                            29,923                  30,484
                                                                             -----------             -----------
Total liabilities                                                              5,751,101               4,554,682
                                                                             -----------             -----------

Redeemable convertible preferred stock, Series B, par value $2.50                764,960                 764,960
                                                                             -----------             -----------
                                                                                 764,960                 764,960
                                                                             -----------             -----------

STOCKHOLDERS' EQUITY Common stock, $0.001 par value:
75,000,000 shares authorized
50,570,867 shares issued and outstanding (2002:50,120,846)                        50,656                  50,121

Additional paid-in capital                                                    29,203,271              28,742,177
Accumulated deficit                                                          (30,256,768)            (28,691,539)
Accumulated other comprehensive income                                           237,150                 242,171
                                                                             -----------             -----------
TOTAL STOCKHOLDERS' EQUITY                                                       765,691                 342,930
                                                                             -----------             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     5,750,370               5,662,572
                                                                             ===========             ===========

THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS.

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                             Three Months Ended March 31,
                                                                              2003                    2002
                                                                          $                       $
Net revenues                                                                   50,738                 112,211

COSTS AND EXPENSES

Costs of revenues                                                                  --                  47,405

Depreciation                                                                   74,121                 103,623

Research and development                                                       55,837                  19,865

Amortization of intangible assets                                                 676                 337,250

Professional fees                                                             182,800                 194,985

Realized and unrealized loss (profit) on marketable securities                     --                 (20,450)

General and administrative expenses                                         1,300,465                 505,761
                                                                          -----------             -----------
Total cost and expenses                                                     1,613,899               1,188,439
                                                                          -----------             -----------

Profit (Loss) from operations                                              (1,563,161)             (1,076,228)

Loss on sale of fixed assets                                                       --                (216,252)

Share of loss from equity investment                                                0                 (81,865)
                                                                          -----------             -----------

Net profit (loss)                                                          (1,563,161)             (1,374,345)

Dividend payable and accretion of preferred stock                              (2,068)               (175,345)

                                                                          -----------             -----------

Net profit (loss) applicable to common stockholders                        (1,563,161)             (1,549,690)
                                                                          ===========             ===========

Net profit (loss) per common share - basic and diluted                          (0.03)                  (0.03)
                                                                          ===========             ===========
Weighted average number of common shares - basic                           50,493,611              47,770,968
                                                                          ===========             ===========

THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS.

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW

                                                                                   (Unaudited)
                                                                           Three months ended March 31,
                                                                            2003                   2002
                                                                         $                      $
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                 (1,563,161)            (1,374,345)

Adjustments to reconcile net loss to net cash
used in operating activities
Impairment of goodwill                                                           --                167,706
Depreciation and amortization                                                74,797                196,943
Share of loss of associate                                                        0                 81,865
Realized and unrealized loss on marketable securities                            --                (20,450)
Loss on disposition of fixed assets                                              --                216,252

Changes in operating assets and liabilities:
Accounts receivable                                                         (35,413)                68,374
Net amounts receivable from related parties                                (102,123)                26,511
Prepaid expenses and other current assets                                  (103,256)               (23,762)
Deferred revenue                                                                 --                (33,400)
Accounts payable                                                             82,484                279,358
Accrued expenses and other current liabilities                            1,774,098                148,077
                                                                         ----------             ----------

Net cash provided by (used in) operating activities                         125,358               (266,871)
                                                                         ==========             ==========

Cash flows from investing activities:
Purchases of property and equipment                                          (1,066)              (112,584)
Amounts advanced to equity investment                                             0                (28,000)
Dividends paid                                                               (2,068)               (13,118)
                                                                         ----------             ----------

Net cash used in investing activities                                        (3,134)              (153,702)
                                                                         ==========             ==========

Cash flows from financing activities:

Proceeds from sale of new units                                                  --                361,072
Bank overdraft                                                             (184,101)                    --
                                                                         ----------             ----------

Net cash provided by (used in) financing activities                        (184,101)               361,072
                                                                         ----------             ----------

Effects of exchange rate changes on cash and cash equivalents                72,129                149,886
                                                                         ----------             ----------

Net increase (decrease) in cash and cash equivalents                         10,252                 90,385

Cash and cash equivalents, at beginning of period                            11,396                  5,851
                                                                         ----------             ----------

Cash and cash equivalents, at end of period                                  21,648                 96,236
                                                                         ==========             ==========

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOW (CONTINUED)

                                                           (Unaudited)
                                                   Three months ended March 31,
                                                       2003            2002
                                                     $                $
CASH PAID (RECEIVED) DURING THE PERIOD FOR
Interest                                              10,983            203
Income taxes                                              --             --

           BIOPROGRESS TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

                    Notes to Financial Statements (Unaudited)

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial condition of registrant have been included.

Note 1. A summary of significant accounting policies is currently on file with the U.S. Securities and Exchange Commission in registrant's Form 10-KSB, which is incorporated herein by reference. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

Note 2. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

Note 3. In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (FAS 141) and No. 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted FAS 142 effective January 1, 2002 and continues to adopt FAS 142 in 2003

In June, 2002, the FASB issued Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 replaces previous accounting guidance provided by EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", and requires companies to recognize costs associated with Exit or disposal activities only when a liability for these costs are incurred (subsequent to a commitment to a plan) rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the Statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closings, or other initiated after December 31, 2002. Although management believes the adoption of SFAS 146 will not have a material impact on the Company's financial statements, adoption of the Statement will result in timing differences in the recognition and measurement of expenses relating to exit and disposal activities.

Note 4. During the first and subsequent quarters of 2002, the Company has entered into agreements with various accredited investors for the issue of 1,294,352 shares of common stock and 2,125,500 warrants, exercisable at various prices for a term of five years, for cash consideration totaling $792,136. The agreements are pursuant to an offering by the Company for the sale up to 600 "units" of its equity at a price of $5,000 per unit. Each unit is comprised of 7,500 shares of unregistered common stock and 6 warrants, each such warrant expiring on December 31, 2006 and each exercisable for 2,500 common shares at purchase prices which range from $1.00 up to $10.00. The Company committed to have declared "effective" the registration of the common shares issued in this offering by September 30, 2002, or otherwise issue an additional 1/10th unit (to a maximum of 90%) for each full month beyond that date through such time as declaration of effectiveness has been achieved. On May 22, 2003 the Company merged with Bioprogress Holdings Inc. a wholly owned subsidiary of BioProgress PLC the holders of the Company's common stock received ordinary shares in BioProgress PLC in exchange for their common stock pursuant to this merger. The issue of the ordinary shares was registered with the SEC on a Registration Statement on form F-4 which was declared effective by the SEC on May 16, 2003. Thus the Common Stock sold in the unit were effectively registered in satisfaction of the Company's obligations set out in this Note 4.

5. On June 9, 2003, the litigation commenced against the Company by Fusion Capital Fund II, LLC ("Fusion") was decided by the court. The decision was in favor of the Company and dismissed Fusion's complaint with prejudice.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The following description of "Management's Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act and the Exchange Act and as such involves known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believes", "plan", "seek", "objective" and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement to differ materially from our expectations include the following:

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

The following discussion should be read in conjunction with our Unaudited Consolidated Financial Statements, including the notes thereto.

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

We generate revenues from fees pursuant to research and development contracts, licensing the rights to use our intellectual property in the XGel(TM) film system, the sale of the XGel(TM) film systems, the sale of XGel(TM) film to use in the film systems and research and development services to assist customers in gaining maximum benefit from the license. Revenues from license arrangements and the sale of XGel(TM) film system are recognized when there is persuasive evidence of an agreement with a customer, collectibility is probable and the fee is fixed or determinable, and we have no continuing obligations. These factors vary by contract, but generally revenue is recognized over the term of the contract either time base or on some milestone basis. Revenues from research and development contracts are recognized ratably over the period to which the contract relates, unless significant acceptance criteria exist. If acceptance criteria exist, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. With certain contracts, revenues are recognized on a milestone basis, when there is persuasive evidence of customer acceptance.

We currently have agreements with Peter Black and Farmasierra providing for the purchase of XGel(TM) film systems, the future supply of film for use in the film systems and license agreements to allow them to use XGel(TM) technology in their products . Apart from the XGel(TM) film systems which they have already committed to purchase, the recognition of revenues from the contracts is dependent upon them beginning production of consumer products incorporating XGel(TM) film in commercial quantities at which time we would begin to recognize revenues from the sale of film and in royalty payments under licenses. In addition we have previously completed, and are currently working on, development contracts with a number of customers. Pursuant to these contracts we design and develop consumer products (sometimes adapted from existing products) which use XGel(TM) technology. The contracts usually involve our producing and testing samples. In addition to receiving specified payments for completing this development work, we hope that successful completion of these development contracts will lead to execution of license, film supply and film system agreements as development customers put the new or adapted products into commercial production.

We have entered into an exclusive agreement with Convatec to commercialize our flushable and biodegradable ostomy pouch. We are not obligated to fund the commercialization of this product further although as part of the amendments to our agreements with EcoProgress we agreed to pay EcoProgress a royalty of 5% of all proceeds we receive on any account from our ostomy products up to a maximum cumulative amount of US $1,000,000.

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

We continue to review our operations -- in particular, the projects and products under development being undertaken together with a full review of our overheads with regard to cash burn, financial resources and the amount of funds required until cash flow break-even. As a result of this review, projects and product development have been re-prioritized with a view to bringing those projects to market more quickly which will have a positive cash flow impact. As an indication of the depth and quality of our intellectual property rights and products in various stages of development, we did not feel that any projects should be shelved completely as all the projects could earn significant future revenues for our business. We have decided to seek third party investors or joint venture partners for certain projects to mitigate current cash outflows and to bring these projects to commercialization more quickly.

On May 22, 2003, we completed the merger with BioProgress Holdings a wholly owned subsidiary of BioProgress PLC which merger accomplished the reincorporation of the BioProgress group into England. On May 22, 2003 BioProgress PLC successfully completed its proposed listing on the Alternative Investment Market (AiM) of the London Stock Exchange. Immediately prior to being admitted to AiM, BioProgress PLC raised (pound)5,000,000 (approximately $8,150,000) by way of a private placement of its ordinary shares of common stock with institutions in the UK. Graham Hind was appointed Chairman, Chief Executive Officer and President to replace Barry J. Muncaster who resigned from the Company and has taken semi-retirement. Mr. Muncaster will continue to assist the Company as a part-time consultant for a period of at least one year.

As of June 13, 2003, our cash at bank balance was (pound)58,000.08 (equivalent to approximately $87,000). We no longer have need for a bank overdraft facility, so we have cancelled this arrangement., we now receive support from our parent company Bioprogress PLC.

We have reported earlier that BioProgress Technology International's directors and the directors of all of our operating subsidiaries had taken a 66.6% pay cut for the twelve month period commencing July 1, 2001, after which period the salaries would be reviewed. During 2002, Jade International, a related party, paid $200,000 directly to a director his accrued salary upon his departure form BioProgress because BioProgress did not have sufficient cash to make the payment at that time. Jade has recharged this payment to us, and our balance due from them has been reduced. We have conducted such a review and will retain the pay cut for the foreseeable future. The London office, opened in early 2001, has been closed and the Norwood Road premises were leased, then sold during the first quarter of 2002 to The Healthy Forum Limited, which resulted in a loss on sale of $117,000. We have gradually reduced cash burn from operations throughout the final six months of 2001 and through the four quarters of 2002 and we intend to closely control and plan our cash outlay moving forward. We believe that we continue to manage our working capital effectively.

On September 9, 2002 Ms. Elizabeth Edwards, Group Accountant, agreed to act as the Company's Chief Financial Officer.

On July 28, 2002 we received notice from Arthur Andersen that its business would cease to exist on July 31, 2002 and, therefore, it would resign as our auditors effective that date. We appointed Grant Thornton to succeed Arthur Andersen as auditors on November 14, 2002.

Research and Development Projects

The following table summarizes information relating to the material ongoing research and development projects. The table presents for such groups of projects, the amounts spent in each of the fiscal years 2003, 2002 and 2001 together with our current expectation for completion of these projects and current expectations when such projects will begin generating revenues

Project                       Amount of R&D
                              Expenditure for   Amount of R&D        Amount of R&D      Expected Date   When Revenue
                              the three month   Expenditure for      Expenditure for    of Completion   is Expected to
                              Period ending     the Year Ended       the Year Ended     of Project      be Realized
                              March 31, 2003    December 31, 2002    December 31, 2001                  from Project
Liquid Fill Encapsulation            $47,653              $67,551        $ 1,191,138       On going          2003
Powder & Solid Encapsulation           4,684               17,895             27,311       On going          2004
Ostomy                                 3,500                2,547              6,850      End of 2003        2003
                              ------------------------------------------------------
                                     $55,837              $87,994        $ 1,225,299
                              ======================================================

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

Comparison of the Period for the quarter ended March 31, 2003 to the Quarter ended March 31, 2002

Consolidated Statement of Operations

As discussed above our operations were streamlined during fiscal year 2002 to reduce cash burn and conserve resources and are expected to remain stabilized at current levels in terms of premises and other overhead, primarily through the reduction of research and development expenditure. We expect to recruit between 10 and 15 additional research, design and production engineering staff during the third quarter of 2003 in order to deliver contracts in hand and in negotiations.

Revenues

Our total revenues for the period ended March 31, 2003 were $50,738 compared to $112,211 for the period ended March 31, 2002.

The following is a summary of major contracts signed during the first quarter of 2003, and years 2002 and 2001 that have had a major impact on our revenues and which are expected to lead to the generation of material revenues in 2003.

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

On August 27, 2002 we announced that we had executed an amendment to the license agreement held by Consolidated EcoProgress Technologies. We waived all outstanding royalties due to us from EcoProgress and agreed to waive all future royalties that would accrue in respect of sales of all products produced by EcoProgress under the terms of an exclusive license agreement. In addition, we and EcoProgress agreed to a mutual release of all obligations under the Research and Development Agreement between the parties. In consideration of our agreement to amend the exclusive license agreement, EcoProgress has irrevocably waived any and all rights it may have or may have had to participate in the ownership and commercialization of BioProgress' technology as employed in ostomy products. BioProgress will pay EcoProgress a royalty of 5% of all proceeds it receives on any account from its ostomy products to a maximum cumulative amount of US $1,000,000.

On August 30, 2002 we executed a worldwide exclusive license agreement, ending April 17, 2021, in respect of a variation of our flushable and biodegradable technology with Convatec, a division of a major medical device manufacturer. As a result of this agreement, we have ceased exploring commercial opportunities for our ostomy pouch. For the time being, details of the Worldwide Exclusive License agreement are to be held in strictest confidence at the request of our Licensee. We will receive a license fee related to sales of ostomy products containing our technology. On September 30, 2002 we announced that we had executed a new product development agreement with a global pharmaceutical company for up to $200,000 paid in four equal installments on commencement of each optional development program undertaken in the agreement.

On November 27, 2002 we executed a contract with a potential customer whereby the potential customer paid us $500,000 for certain rights to evaluate certain of our technologies. Under certain circumstances we may be required to refund this amount and therefore this has been recorded as other liability until we have determined that it could be earned as revenue.

On December 18, 2002 we executed a new product development agreement with a global pharmaceutical company for $40,000 of which $20,000 has been paid and the remainder is to be paid when we deliver specified sample products.

On January 29th 2003, we executed an agreement with Farmasierra to supply a full scale XGel(TM) NRobe system.Farmasierra paid $1,000,000 in advance to finance the build of its system.

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

Cost of Revenues

Our cost of revenues decreased from $47,405 in the first quarter of 2002 to $Nil in quarter one of 2003. Due to the nature of our sales and because our development costs are expensed as incurred, our cost of revenues do not correlate to our revenues. The cost for 2002 primarily consisted of expenditures made by our subsidiary ProDesign Technology Limited , including direct labor costs of $25,081. The remaining expense in 2002 included materials purchased by the ProDesign division to complete a consulting contract in place at the time of acquisition and direct materials purchased for use in the XGel(TM) film system.. We do not expect to incur material cost of revenue expense until we begin shipment of XGel(TM) film systems to customers, or unless we enter into additional revenue based development agreements with our customers.

Research and Development Expenditure

Research and development expenditure in the first quarter of 2003 increased from $19,865 in 2002 to $55,837 in the first quarter of 2003. A significant portion of our research and development expenses are dependent on the requirements of our customers. During 2003 and 2002, we have expensed as operating costs most continuing research and development expenditures, and intend to capture as cost of revenues only those expenses directly related to inventory of film and film systems and the sale thereof and identifiable costs of development contracts.

General and Administrative Expenses

General and administrative expenses have increased to $1,558,062 in 2003 from $1,121,169 in 2002. The material balances classified within general and administrative expenses are discussed below:

Directors and senior management costs

Payments in relation to directors and senior management services have increased to $261,462 during the first quarter of 2003 from $132,397 in the corresponding period of 2002. Since July 1, 2001, the salaries of directors were cut by two thirds and all bonus provisions reversed for a period of twelve months, at which time the salaries were subsequently reviewed again and the status quo maintained. All directors salaries were reviewed, hence the increase in the quarter. Graham Hind has now been appointed Chairman, Chief Executive Officer and President of the Company.

Staff related costs

Staff related costs, which consist primarily of salary costs (other than directors and senior management), recruitment, and travelling have increased to $281,041 in the first quarter of 2003 from $236,159 in the comparable period of 2002. This increase is a result of increases in the headcount as we develop different variations of the XGel(TM) film system and an increase in travelling costs.

Other general and administrative costs

Other costs within the general and administrative area have increased to $765,962 in the first quarter of 2003 from $137,205 in the corresponding quarter of 2002. The following are the major reasons for the changes:

      o During 2003 we incurred a non-cash penalty of $535,875 related to common stock unit holders for our delay in filing a registration statement; there was no such expense in the first Quarter of 2002.

      o Other expenses within this category include such items as office overheads (rent, stationery, maintenance and similar categories) and were approximately the same as 2002, although individual items may have fluctuated in line with our expectations due to our review of operations in 2002 and implementation of cost reductions during 2003.

General administration charges are likely to increase in the short term as a result of our review of operations and recruitment of extra staff & Consultants.. However we continue to make efforts to minimize day-to-day overheads and periodic reviews of overhead costs continue to be undertaken internally, to ensure all costs are reasonable.

Amortization and depreciation

Depreciation expense is $74,121 in the first quarter of 2003 compared to $103,623 in the 1st quarter of 2002. During Q1 2002 we owned a building, that was subsequently sold, In Q1 2002 their was a depreciation charge for the building.

Amortization on intangibles decreased from $337,250 in 2002 to $676 in 2003.

Amortization of goodwill was zero in 2003 as we adopted the provisions of SFAS 142 on January 1, 2002 and accordingly no longer amortize goodwill.

Under SFAS 142, we are required to review the goodwill for impairment. During 2002, we impaired goodwill by a total of $826,550, which was due to a $167,606 impairment of ProDesign Technology Limited and $432,844 on BioProgress Technology, and $226,100 in DHA Nutrition Limited. The impairments were due to technological changes and advancements throughout the year.

Realized and unrealized profit on marketable securities

A profit of $20,450 was recognized during the first quarter of 2002 as compared to a Nil in 2003. We have now disposed of all marketable securities. The holdings were sold to provide working capital.

Professional Fees

Professional fees decreased to $182,800 in the first three months of 2003 from $194,985 in the comparable period of 2002.

Loss from Operations

The result of the above is that a net loss from operations of $1,563,161 was generated in the quarter ending March 2003 compared to a loss of $1,076,228 in the same period of 2002, a change of $486,933. The increase in Loss is due to higher revenue in 2002 & higher general and Administration costs in 2003. We expect that costs will stabilize during the forthcoming quarters as a result of management review of operations measures and controls implemented and as we begin delivering XGel(TM) machines.

Share of Loss of Equity Investment

During the first three months 2003 our share of the losses were $117,925 compared to $81,865 in Q1 2002. Due to the continued loss, we have written off our net investment including advances to Healthy Forum during 2002.

The Healthy Forum was formed to build a global well-being brand in the complimentary medical and specialty food sectors. The principal products of The Healthy Forum are feminine hygiene, beneficial foods and vitamins, minerals and supplements. In April 2001, we increased our shareholding in The Healthy Forum from 29.9% to 46.6% by way of $120,000 cash and $500,000 settlement of debt. Additionally, we provided The Healthy Forum with cash loans since that time. As previously reported, The Healthy Forum served notice on the Company alleging that the 5,843,750 shares of The Healthy Forum owned by the Company are partly paid and requested the payment of $526,910, failing which, the shares owned by the Company would be forfeited. We vehemently disputed this allegation and served The Healthy Forum with a Statement of Claim demanding, inter alia, that it withdrew its allegation. Subsequently, we filed an application with the High Court in London seeking a declaration that the 5,843,750 shares of The Healthy Forum owned by the Company had been issued and fully paid. On May 27, 2003 the High Court granted summary judgment in our favor and awarded our costs in the matter. We intend to pursue our rights as shareholders to the full extent of the law.

Provision for Income Taxes

During 2002, BioProgress Technology Limited generated taxable profits and as a result we have recorded a provision for UK taxes of $158,613. We have provided a 100% valuation allowance against the deferred tax asset arising on the net operating losses in the US due to the uncertainty of their ultimate realization.

Dividends Payable and Accretion of Preferred Stock

During the quarter ended March 2003 a charge of $2,068 was recorded, as compared to $175,345 for 2002.

                         LIQUIDITY AND CAPITAL RESOURCES

Since its inception, we have financed our operations primarily through the private sale of preferred stock to accredited investors and more recently through sales of common stock units on a private placement basis.

Starting in February, 2002, the Company has entered into agreements with certain accredited investors for the issue of 1,070,750 shares common stock and 2,141,500 warrants, exercisable at various prices for a term of five years, for cash consideration totaling $713,500, which was received in the first half of 2002. The agreements are pursuant to an offering by the Company for the sale up to 600 "units" of its equity at a price of $5,000 per unit. Each unit is comprised of 7,500 shares of unregistered common stock and 6 warrants, each such warrant expiring on December 31, 2006 and each exercisable for 2,500 common shares at purchase prices which range from $1.00 up to $10.00. The company believes the warrants currently have a nominal fair value and accordingly no fair value has been assigned to the warrants issued. The Company committed to have declared "effective" the registration of the common shares issued in this private placement by September 30, 2002, or otherwise issue an additional 1/10th unit (to a maximum of 90%) for each full month beyond that date through such time as declaration of effectiveness has been achieved. On May 21, 2003 the Company merged with BioProgress PLC following BioProgressPLC's Form-4 being declared effective by the SEC on May 16, 2003. On completion of the merger with BioProgress PLC all of the Company's shares were effectively registered in satisfaction of the Company's obligations set out in this Note 4.

We are in discussion with several parties regarding joint ventures, license agreements and distribution agreements for XGel(TM) FS and derived products. On November 27, 2002 we executed an agreement with a potential customer who paid $1,500,000, for the right to evaluate our technology in September we are required to discuss our ability to repay this amount if the customer has not entered into a binding agreement by time.

On May 22, 2003 we completed our reincorporation into England and BioProgress PLC, our new parent company, completed a private placement of ordinary shares to UK institutional investors. The private placement raised (pounds) 5 million ((pounds) 4 million net of commissions, costs and expenses (approximately $ 6 million)). The funds raised will be used to fund operations of our business.

The Company may require additional financing in order to fund the growth potential of the Company. Management estimates that additional financing may be required to fulfill the Company's working capital requirements for a period up to the point at which net sales revenues could sustain the Company's day to day operations and also enable the Company to further accelerate its growth both organically and maybe through acquisition. In the event that additional funding is required.

                               EXERCISE OF OPTIONS

On November 18, 2002 certain directors and officers exercised options to purchase common shares of the Company as follows:

---------------------------------------------------------------------------------------------------
Name                   Position           Options Exercised at $0.35  Options Exercised at $0.75
---------------------------------------------------------------------------------------------------
Barry J. Muncaster     Chairman & CEO               100,000                      20,000
---------------------------------------------------------------------------------------------------
Graham R. Hind         Director                     100,000
---------------------------------------------------------------------------------------------------
Malcolm D. Brown       Director                     100,000                      20,000
---------------------------------------------------------------------------------------------------

                                LEGAL PROCEDINGS

On October 4, 2002 we received notice from The Healthy Forum (THF) calling on the Company to pay (pound)337,459.71($526,909.59) in respect of its 5,843,750 shares of THF, which THF has alleged are partly paid. On October 28, 2002 we served notice on THF that we intended to petition the court seeking an injunction to restrain THF from taking any action to forfeit our shares. Upon receiving such notice THF agreed to defer any action in respect of its allegations pending resolution of the claim. Subsequently, we filed an application with the High Court in London seeking a declaration that the 5,843,750 shares of The Healthy Forum owned by the Company had been issued and fully paid. On May 27, 2003 the High Court granted summary judgment in our favor and awarded our costs. We intend to pursue our rights as shareholders to the full extent of the law.

On February 24,2003, Fusion filed suit against us in the Circuit Court of Cook County Illinois, Chancery Division. Fusion alleges that despite the facts that the Commitment Shares were never registered and Fusion terminated the agreement, BioProgress had a duty to remove the restrictive legend. Fusion seeks declaratory judgment and unspecified damages. On June 9, 2003 the court ruled in our favor and dismissed Fusion's claims with prejudice.

Item 2 Changes in Securities

On May 22, 2003, the company completed its reorganisation and reincorporation into the UK, on that date the company merged with Bioprogress Holdings Inc, a wholly owned subsidiary of Bioprogress PLC, company organised in the UK. The company survived the merger as a subsidiary of Bioprogress PLC. Each share of Series B preference stock and common stock of the company was converted pursuant of the merger into one preference share of ordinary share as applicable of Bioprogress PLC. The shares of Series C preferred stock remained outstanding, Bioprogress PLC's ordinary shares are admitted to trading on the Alternative Investment Market of the London Stock Exchange.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

The following exhibits are included herein:

3.1         Articles of Incorporation(5)

3.2         Bylaws(2)

4.1         Specimen Share certificate(1)

10.1        Reorganization Agreement between the Company and BioProgress
            Technology.(4)

10.2        Acquisition Agreement--DHA Nutrition(5)

10.3        Acquisition Agreement--BioProgress Limited (UK)(5)

10.4        Amendment to Acquisition Agreement--BioProgress Limited(1)

10.5        Employment Agreement--Malcolm D. Brown(5)

10.6        Employment Agreement--Edward I. Nowak(5)

10.7        Employment Agreement--Graham Hind(5)

10.8        Professional Services Agreement--The Jade Partnership International,
            Inc.(5)

10.9 Professional Services Agreement--Company and Ormiston-Gore Securities Limited(5)

10.10 Professional Services Agreement--BioProgress Technology Limited and Ormiston-Gore Securities Limited(5)

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

10.14 Agreement for Supply of Prototype Machine, dated July 24, 2000 between the Company and Peter Black(7)

10.15 Machine Supply Agreement, dated July 24, 2000 between the Company and Peter Black(7)

10.16 Patent License Agreement, dated July 24, 2000 between the Company and Peter Black(7)

10.17 Guarantee by BioProgress Technology Limited in favor of Peter Black, dated July 24, 2000(7)

10.18       Option Agreement--Barry J. Muncaster(7)

10.19       Option Agreement--Edward Nowak(7)

10.20       Option Agreement Gregory L. Bowers(7)

10.21       Option Agreement--Graham R. M. Hind(7)

10.22       Option Agreement--James T. C. Longley(7)

10.23       Option Agreement--Larry C. Shattles(7)

10.24       Option Agreement--Malcolm D. Brown(7)

10.25       Stock Purchase Agreement--Fusion Capital(7)

10.26       Premises lease--Hostmoor property(8)

10.27       Agreement to lease--Hostmoor property(8)

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

10.40 Loan Agreement between BioProgress Technology International, Inc. and Farmasierra, S.A. dated January 29, 2003(9)

10.41 Memorandum of variation between BioProgress Technology International, Inc. and Consolidated EcoProgress Technology Inc.(9)

(1) Filed as an exhibit to the Company's Registration Statement on Form 10-KSB dated August 23,1994, or October 21, 1994 (Registration No. 0-24736).

(2) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1995.

(3) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1996

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

----------

* Certain portions of the identified Exhibit have been omitted and separately filed with the Commission based upon a request for confidential treatment.

b. Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   BioProgress Technology International, Inc.
                                  (Registrant)


Date: June 17, 2003                   By: /s/ R. Graham Hind
                                          --------------------------------------
                                              R. Graham Hind
                                              Chief Executive Officer

Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act
                              of 1934, as amended

I, Graham Hind, certify that:

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

Date: June 17, 2003


                                                 By: /s/ Graham Hind
                                                     Graham Hind
                                                     Chief Executive Officer

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

Date: June 17, 2003


                                                 By: /s/ Elizabeth Edwards
                                                     Elizabeth Edwards
                                                     Chief Financial Officer